Form 10-Q
period 1995-04-30
BESTWAY RENTAL INC
filed 1995-06-13
CIK 4344

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)   OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 0-8568

                            BESTWAY RENTAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                81-0332743
- -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

7800 Stemmons, Suite 320, Dallas, Texas              75247
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

                                (214) 630-6655
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Number of shares:  75,003,620

                              As of April 30, 1995

                              BESTWAY RENTAL, INC.


          QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                            FOR THE QUARTER ENDED
                                April 30, 1995



PART I - FINANCIAL INFORMATION                                            PAGE NO.
                                                                          --------
      ITEM 1.     Consolidated Unaudited Financial Statements              3 - 8

      ITEM 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8 - 10


PART II - OTHER INFORMATION

      ITEM 4.     Submission of Matters to a Vote of Security Holders      11

      ITEM 6.     Exhibits and Reports on Form 8-K, Signatures             12 - 13

                              BESTWAY RENTAL, INC.
                          Consolidated Balance Sheets
                        April 30, 1995 and July 31, 1994
                                  (Unaudited)

                                                             April 30,                July 31,
 ASSETS                                                         1995                    1994
                                                          ---------------           ------------
 Cash                                                     $      247,116            $     273,183
 Restricted cash                                                 119,342                  119,342
 Prepaid expenses                                                205,601                  150,282
 Other assets                                                     79,332                   30,080
 Rental merchandise, at cost                                  10,673,982                9,100,959
         Less accumulated depreciation                         4,022,460                3,380,582
                                                          --------------            -------------
                                                               6,651,522                5,720,377
                                                          --------------            -------------

 Property and equipment, at cost                               3,398,158                2,955,411
         Less accumulated depreciation                         1,553,336                1,140,357
                                                          --------------            -------------
                                                               1,844,822                1,815,054
                                                          --------------            -------------

 Non-compete, net of amortization                                627,923                  765,759
 Goodwill, net of amortization                                 2,080,925                2,209,202
                                                          --------------            -------------

              Total Assets                                $   11,856,583            $  11,083,279
                                                          ==============            =============




 LIABILITIES AND EQUITY



 Accounts payable                                         $      785,508            $     702,439
 Accrued interest - related parties                               11,621                   12,013
 Accrued interest - other                                         21,865                   17,715
 Income taxes payable                                             39,112                   35,319
 Accrued other liabilities                                       728,504                  769,980

 Notes payable - related parties                               3,600,000                3,600,000
 Notes payable - other                                         2,982,555                2,885,659

 Commitments and contingencies

 Stockholders Equity:
 Preferred stock, $10.00 par value;
         1,000,000 authorized, none issued                            --                       --
 Common stock, $.01 par value; 90,000,000
         authorized; 75,003,620 shares issued and
         outstanding at April 30, 1995 and
         July 31, 1994, respectively                             750,037                  752,638

 Paid-in capital                                              14,107,875               14,108,984
 Accumulated deficit                                         (11,170,494)             (11,801,468)
                                                          --------------            -------------
         Total equity                                          3,687,418                3,060,154
                                                          --------------            -------------
              Total liabilities and equity                $   11,856,583            $  11,083,279
                                                          ==============            =============

The accompanying notes are an integral part of the financial statements.

                              BESTWAY RENTAL, INC.
                       Consolidated Statements of Income
     For the three and nine months ended April 30, 1995 and April 30, 1994
                                  (Unaudited)

                                              Three Months Ended             Nine Months Ended
                                         ----------------------------    ---------------------------
                                          April 30,        April 30,      April 30,       April 30,
                                         -----------      -----------    -----------     -----------
                                             1995            1994           1995            1994
                                             ----            ----           ----            ----
 Revenues
      Rental income                      $ 4,164,939      $ 4,284,020    $12,003,807     $12,121,498

      Sales of merchandise                    62,244           74,674        123,500         162,438
                                         -----------      -----------    -----------     -----------
                                           4,229,183        4,358,694     12,127,307      12,283,936
                                         -----------      -----------    -----------     -----------

 Cost and operating expenses
      Depreciation and amortization-       1,002,933        1,084,891      2,933,569       3,166,755
         Rental merchandise                  240,035          193,221        695,642         543,633
         Other                                59,540           86,702        110,873         180,943
      Cost of merchandise sold               992,111          992,278      2,935,233       2,988,155
      Salaries and wages                     186,953          209,082        533,261         612,639
      Advertising                          1,358,809        1,399,546      3,856,694       4,024,588
      Other operating expenses                (5,563)             ---         (6,123)            ---
      Gain on sale of assets                 131,665          100,714        386,453         287,740
                                         -----------      -----------    -----------     -----------
      Interest expense                     3,966,483        4,066,434     11,445,602      11,804,453
                                         -----------      -----------    -----------     -----------

 Income before income tax provision      $   262,700      $   292,260    $   681,705     $   479,483
                                         -----------      -----------    -----------     -----------


 Provision for income tax                     17,706             ---          50,730             ---
                                         -----------      -----------    -----------     -----------

 Net income                              $   244,994      $   292,260    $   630,975     $   479,483
                                         -----------      -----------    -----------     -----------



 Net income per share                    $       .00      $       .00    $       .01     $       .00
                                         ===========      ===========    ===========     ===========
 Weighted average common
      shares outstanding                  75,003,620       75,263,799     75,148,164      75,263,799
                                         ===========      ===========    ===========     ===========





The accompanying notes are an integral part of the financial statements.

                              BESTWAY RENTAL, INC.
                     Consolidated Statements of Cash Flows
          For the nine months ended April 30, 1995 and April 30, 1994
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                           -----------------------------
                                                                            April 30,         April 30,
                                                                              1995              1994
                                                                           -----------       -----------
 Cash flows from operating activities:
      Net income                                                           $   630,975       $   479,483
      Depreciation and amortization                                          3,629,210         3,710,393
      Net book value of rental units retired                                   617,195           773,031
      (Gain) loss on sale of fixed assets                                       (6,123)              750
      Stock cancellation                                                       (13,424)               --
      Stock issued                                                               9,714                --
      Changes in asset and liability accounts other than cash:
          Prepaid expenses                                                     (55,319)         (119,330)
          Other assets                                                         (49,252)          (10,167)
          Accounts payable                                                      43,773           321,354
          Income taxes payable                                                   3,793                --
          Accrued liabilities                                                    1,394          (153,360)
                                                                           -----------       -----------
             Total adjustments                                                 (55,611)           38,497
                                                                           -----------       -----------
 Net cash flows from operating activities:                                   4,811,936         5,002,154
                                                                           -----------       -----------
 Cash flows from investing activities:
      Purchase of rental units and equipment                                (4,481,908)       (4,118,323)
      Additions to property and equipment                                     (477,712)         (706,760)
      Proceeds from sale of property and equipment                              24,720             2,500
      Mississippi Asset Purchase                                                    --        (1,969,619)
                                                                           -----------       -----------
 Net cash flows used in investing activities:                               (4,934,900)       (6,792,202)
                                                                           -----------       ----------

 Cash flows from financing activities:
      Proceeds of notes payable                                                896,800         2,380,006
      Repayment of notes payable                                              (799,904)         (601,877)
                                                                           ------------      -----------
 Net cash flows provided by financing activities:                               96,896         1,778,129
                                                                           -----------       -----------

 Net increase/(decrease) in cash                                               (26,068)          (11,919)
 Cash at the beginning of the year                                             273,183           350,797
                                                                           -----------       -----------

 Cash at the end of the quarter                                            $   247,116       $   338,878
                                                                           ===========       ===========





The accompanying notes are an integral part of the financial statements.

                              BESTWAY RENTAL, INC.
                Consolidated Statements of Stockholders' Equity
                    for the nine months ended April 30, 1995
                                  (Unaudited)



                                               Common  Stock                Paid-In         Retained
                                          Shares            Amount          Capital         Earnings
                                          ------            ------          -------         --------
 Balance at July 31, 1994               75,263,799       $  752,638     $14,108,984     $(11,801,469)
 Stock cancellation                       (447,507)          (4,474)         (8,950)

 Stock issued                              187,328            1,873           7,841

 Net income for the nine months
 ended April 30, 1995                                                                        630,975
                                       -----------       ---------      -----------     ------------

 Balance at April 30, 1995              75,003,620       $ 750,037      $14,107,875     $(11,170,494)
                                       ===========       =========      ===========     ============





The accompanying notes are an integral part of the financial statements.

                              BESTWAY RENTAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Reference to Previous Disclosures

         The consolidated financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted or are incorporated herein by reference to the financial statements included in the Company's 1994 Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Form 10-K, particularly with regard to disclosure relating to significant accounting policies.

2.       Notes Payable

         On August 26, 1994 the $500,000 note payable dated March 4, 1992 maturing August 31, 1994 was extended until August 31, 1995.

         On March 15, 1995, the Company amended its August 19, 1993 First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender. In the amendment, the Company increased the maximum amount available under the line of credit from $3,000,000 to 4,000,000, extended the maturity date from August 18, 1995 to August 18, 1996 and reduced the interest rate from prime plus 2% to prime plus 1.5%. The Amendment to the First Amended and Restate Revolving Credit Loan Agreement is incorporated as
Exhibit 10.1 to this Form 10Q.

3.       Reclassifications

         Certain reclassifications were made to the prior year financial statements to conform with the current year presentation.

4.       Income Taxes

         The following is the reconciliation of the U.S. statutory tax rate to the Company's effective tax rate on income for the nine months ended April 30, 1995:


 Federal income tax at statutory rate of 34%                                       $ 231,780
 Goodwill amortization                                                                43,614
 Alternative minimum tax                                                              17,016
 State income tax                                                                     33,714
 Utilization of net operating loss carryforward                                     (275,394)
                                                                                   ---------
      Provision for income tax                                                     $  50,730
                                                                                   =========

5.       Earnings Per Share

         Earnings per common share have been computed based upon the weighted average common shares outstanding during each period. Fully diluted earnings per share is not shown because the relevant convertible securities are either immaterial, antidilutive or both.

6.       Restricted Cash

         Amount represents escrow money deposited in connection with the sale of certain stores as required by the asset purchase agreement. Disbursements will be made from this account to satisfy any taxes owed by the Company, any claims of third parties against the assets which are the Company's responsibility, or to satisfy any indemnification rights as specified in the asset purchase agreement. Upon termination, any amount not payable to third parties will be returned to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of revenues.

                                                     Three Months Ended              Nine Months Ended
                                                          April 30,                     April 30,
                                                     1995            1994            1995        1994
                                                     ----            ----            ----        ----
 Revenues
          Rental income                               98.5%             98.3%        99.0%      98.7%
          Sales of merchandise                         1.5               1.7%         1.0        1.3
                                                 ---------         ---------       ------     ------
                  Total revenues                     100.0             100.0        100.0      100.0
 Cost and operating expenses
          Depreciation and amortization -
                  Rental merchandise                  23.7              24.9         24.2       25.8
                  Other                                5.7               4.4          5.7        4.4
          Cost of merchandise sold                     1.4               2.0           .9        1.5
          Salaries and wages                          23.4              22.8         24.2       24.3
          Advertising                                  4.4               4.8          4.4        5.0
          Other operating expenses                    32.1              32.1         31.8       32.8
          Interest expense                             3.1               2.3          3.2        2.3
                                                 ---------         ---------       ------     ------
 Total cost and operating expenses                    93.8              93.3         94.4       96.1
                                                 ---------         ---------       ------     ------

 Net income before income tax provision                6.2               6.7          5.6        3.9
                                                 ---------         ---------       ------     ------

 Provision for income tax                               .4                --           .4         --
                                                 ---------         ---------       ------     ------
 Net income                                           5.8%               6.7%         5.2%       3.9%
                                                 ========          =========       ======     ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Third Quarter of Fiscal 1995 Compared with Third Quarter of Fiscal 1994

         Total revenue decreased by $129,511 or 3.0% for the three months ended April 30, 1995, as compared to the three months ended April 30, 1994 due to a decrease in the number of stores in operation to 35 from 41. Same store revenues increased by $220,019 or 8.1%. Revenues from the Company's Mississippi stores acquired September 10, 1993 increased $194,908 or 24.2%. Revenues from three new stores opened in the first quarter of 1994 increased $98,454 or 52.8%. Revenues decreased $642,892 due to the six Midwest stores closed as a result of the June 16, 1994 asset purchase agreement.

         The Company experienced significant improvement in store operating margins during the quarter ended April 30, 1995 compared to the quarter ended April 30, 1994. The three new stores opened in 1994 experienced profits of approximately $58,000 compared to losses of approximately $16,000 for the three month period ended April 30, 1995 and 1994, respectively. Total store operating margins including the three new stores, Mississippi stores acquired September 10, 1993, same stores and the six Midwest stores closed June 16, 1994 increased 25.9% as a result of better merchandising strategies and upgrading the Company's sales and support resources. Interest expense increased to 3.1% from 2.3% of total revenues due to increased borrowings for the purchase of new delivery vans and a 2.25% increase in the interest rate at April 30, 1995 compared to April 30, 1994.

         The Company's improved performance is primarily due to the implementation of a marketing program based on increasing the Company's share of the customer's business and the implementation of a broad-based training program designed to improve customer satisfaction skills of the Company's employees and to reduce employee turnover.

Nine Months Ended April 30, 1995 Compared with Nine Months Ended April 30, 1994

         Total revenues decreased by $156,629 or 1.3% for the nine months ended April 30, 1995, as compared to the nine months ended April 30, 1994. Same store revenues increased $506,332 or 6.2%. Revenues from the Company's Mississippi stores acquired September 6, 1993 increased $874,140 or 46.5%. Revenues from the three new stores opened in the first quarter of 1994 increased $422,353 or 122.6%. Revenues decreased $1,959,454 due to the six Midwest stores closed as a result of the June 16, 1994 asset purchase agreement.

         The Company experienced significant improvement in store operating margins during the nine months ended April 30, 1995 compared to the nine months ended April 30, 1994. The three new stores opened in 1994 experienced profits of approximately $127,000 compared to losses of approximately $144,000 for the nine months ended April 30, 1995 and 1994, respectively. Total store operating margins including the three new stores, Mississippi stores acquired September 10, 1993, same stores and the six Midwest stores closed June 16, 1994 increased 32.0% as a result of better merchandising strategies and upgrading the Company's sales and support resources. Interest expense increased to 3.2% from 2.3% of total revenues due to increased borrowings for the purchase of new delivery vans and a 2.25% increase in the interest rate at April 30, 1995 compared to April 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

         The Company's improved performance is primarily due to the implementation of a marketing program based on increasing the Company's share of the customer's business and the implementation of a broad-based training program designed to improve customer satisfaction skills of the Company's employees and to reduce employee turnover.


Financial Condition, Liquidity and Capital Resources

         The Company's primary source of funds to finance its business has been its cash flows provided by operating activities and its bank borrowings. The funds have been used primarily to purchase and carry additional rental merchandise for existing stores.

         On March 15, 1995, the Company amended its August 19, 1993 First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender. In the amendment, the Company increased the maximum amount available under the line of credit from $3,000,000 to $4,000,000, extended the maturity date from August 18, 1995 to August 18, 1996 and reduced the interest rate from prime plus 2% to prime plus 1.5%.

         The Company's net cash flows provided by operating activities and used in investing activities was $4,811,936 and $4,934,900, respectively. The $190,218 decrease in cash flows from operating activities as compared to the same period last year is primarily due to a decrease in asset and liability accounts other than cash as a result of closing six stores on June 16, 1994. The Company's investing activities primarily reflect its continuing replacement of rental merchandise that was purchased by customers' either by full pay our under the rental agreement or by exercise of the customers' early purchase option and provide increased inventory levels to meet the Company's increase in the number of units on rent. Additions to property and equipment include the purchase and retrofit of vehicles and leasehold improvements for five of the Company's older stores. In addition, the Company implemented a jewelry program having related costs of approximately $118,000 for the design and installation of jewelry centers in each store.

         With the Company having available credit of $1,579,473 under the $4,000,000 amended line of credit at April 30, 1995 and reporting operating profits, management believes the Company has adequate cash resources to meet its cash obligation.

Inflation

         Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and from continuing operating results have not been significant.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.       Name Change

         On April 13, 1995 a majority of the stockholders of the Company authorized an amendment of the Certificate of Incorporation in order to effect the change of the Company's name to Bestway, Inc. effective June 6, 1995. The Amendment to the Certificate is incorporated as Exhibit 3.1 to this Form 10Q.

2.       Reverse Split of Common Stock

         On April 13, 1995 a majority of the stockholders of the Company authorized an amendment of the Certificate of Incorporation in order to effect the reverse stock split of each share of common stock, par value $.01 per share, into one-five hundredth of a fully paid and nonassessable share of common stock, par value $5.00 per share effective June 6, 1995. In addition, a majority of the stockholders authorized a Fractional Share Program to permit holders of fewer than 500 shares of common stock to maintain their equity interest in the Company and to provide funds to the Company for the purpose of paying holders of fractional interests in reverse split common stock the fair value of their fractional interests. The Amendment to the Certificate is incorporated as Exhibit 3.1 to this Form 10Q.

3.       Reclassification of Common Stock

         On April 13, 1995 a majority of the stockholders of the Company authorized an amendment of the Certificate of Incorporation in order to effect a subsequent reclassification pursuant to which each one share of common stock, par value $5.00 per share, was converted into ten shares of common stock, par value $.01 per share effective June 7, 1995. The Amendment to the Certificate is incorporated as Exhibit 3.1 to this Form 10Q.

4.       Authorized Shares Decrease

         On April 13, 1995 a majority of the stockholders of the Company authorized an amendment of the Certificate of Incorporation in order to effect a decrease in the Company's authorized number of shares of common stock from 90,000,000 shares to 20,000,000 shares effective June 7, 1995. The Amendment to the Certificate is incorporated as Exhibit 3.1 to this Form 10Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a)      Exhibits required by Item 601 of Regulation S-K

                  3.1  Amended and Restated Certificate of
                  Incorporation

                  10.1 First Amendment to First Amended and Restated Revolving Credit Loan Agreement dated March 15,
                  1995

                  27   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY RENTAL, INC.



June 13, 1995                     /s/ Beth A. Durrett
                                  -------------------------------------
                                  Beth A. Durrett
                                  Vice President - Controller
                                  (Principal Financial Officer and duly
                                   authorized to sign on behalf of the
                                   Registrant)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
- -------                            -----------
 3.1                     Amended and Restated Certificate of Incorporation

10.1                     First Amendment to First Amended and Restated
                         Revolving Credit Loan Agreement dated March 15, 1995

27                       Financial Data Schedule