Form 10-K
period 1995-07-31
BESTWAY RENTAL INC
filed 1995-10-30
CIK 4344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549





/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1995
                                              -------------


                                       or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from_____________________to____________________

                         Commission file number 0-8568
                                                ------

                 BESTWAY, INC. (Formerly Bestway Rental, Inc.)
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        81-0332743
--------------------------------                     --------------------
State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

  7800 Stemmons Freeway, Suite 320                         75247
------------------------------------                 --------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (214) 630-6655
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
   Title of each class                              which registered
        (None)                                           (None)
---------------------------                     -------------------------

Securities registered pursuant to Section 12(g) of the Act:
-------------------------------------------------------------------------
                         Common Stock, $.01 par value

                                (Title of Class)
         Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ----     ----

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant. No stock price information was available for fiscal years 1995 and 1994.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest practicable date 1,500,070 shares outstanding as of July 31, 1995.
     --------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                              Form 10-K Reference
--------                                              -------------------
Proxy Statement for 1995                              Part III, Items 10-13

                               TABLE OF CONTENTS

 PART I                                                                                                                     Page
 ------                                                                                                                  ----------
     Item 1.          Business                                                                                             3 - 5
     Item 2.          Properties                                                                                             5
     Item 3.          Legal Proceedings                                                                                      5
     Item 4.          Submission of Matters to a Vote of Security Holders                                                    5

 PART II
 -------
     Item 5.          Market for Registrant's Common Stock and Related Security Holder Matters                             5 - 6
     Item 6.          Selected Financial Data                                                                                6
     Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations                7 - 9
     Item 8.          Financial Statements and Supplementary Data                                                            9

 PART III
 --------
     Item 10.         Directors and Executive Officers of the Registrant                                                     9
     Item 11.         Executive Compensation                                                                                 10
     Item 12.         Security Ownership of Certain Beneficial Owners and Management                                         10
     Item 13.         Certain Relationships and Related Transactions                                                         10

 PART IV
 -------
     Item 14.         Exhibits and Reports on Form 8-K                                                                       10

 SIGNATURES                                                                                                                  11

                                     PART I


ITEM 1.      BUSINESS

General

    Bestway, Inc., formerly Bestway Rental, Inc., and its consolidated subsidiaries ("Bestway" or the "Company") has been engaged in the rental-purchase industry since 1987. The Company owns and operates a total of thirty-five stores located in the states of Alabama, Mississippi and Tennessee. The stores operations are controlled and monitored through the Company's computerized management information system networked with its home office in Dallas, Texas.

    The Company is planning to create an additional line of business for its current rental-purchase operation by entering what is known as the "Buy Here, Pay Here" ("BHPH") used car business. To evaluate the viability of the BHPH business, the Company is in the process of test marketing the concept through the opening of a single prototype retail sales facility, Bestway Auto Center, in Tullahoma, Tennessee. The performance will be evaluated over a number of months before expanding to other locations. Upon proving its success, it is the Company's intention to open additional BHPH lots in its existing market areas.

    The Company's rental-purchase program offers brand name durable household goods, electronics, appliances and jewelry to customers on a week-to-week or month-to-month basis. These products are furnished to customers under full-service rental agreements which require that the charge for each rental period be paid in advance, but no additional advance payment or security deposit is required. At the end of each rental period, the customer has the option of retaining the product for an additional rental period or returning the product without further obligation. If the product is returned, it is serviced and then offered for rent to another customer. The rental agreements contain options under which customers may own the merchandise under specified terms. The Company's rental agreements typically have a twelve to twenty-four month term with weekly or monthly payment options. The most distinguishing factor of this form of retailing is the cancelability of the rental agreement at any time without further obligation by returning the product to the dealer. The industry primarily serves customers in the low to middle income sector who may have a need for a product, but do not wish or are unable to purchase it for cash or on credit.

Products

    The Company generally purchases products directly from the manufacturers and local distributors. Products offered by the Company include a variety of brands, styles and models of television sets, audio equipment, video cassette recorders, washers and dryers, refrigerators and freezers, microwave ovens, furniture and jewelry. Although the Company presently expects to continue relationships with its existing suppliers, there are numerous sources of products, and the Company does not believe its operations are dependent on any one or more of its present suppliers.

Advertising

    The Company markets its products and services by selecting prominent store locations in retail shopping areas on main traffic thoroughfares near targeted customers' residences or job locations. Additionally, the Company solicits new business by acquainting potential customers with the Company's products and services through mailing lists and local media advertising programs. The Company also has programs which reward existing customers with rental discounts or cash payments for the referral of new customers.

ITEM 1.  BUSINESS, con't.

Competition

    The rental-purchase industry is highly competitive. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms. Several of the Company's competitors are national and regional and some have significantly greater financial and operating resources and name recognition than the Company. In addition, the Company faces competition from sources outside the rental-purchase industry, such as department stores, discount stores and retail outlets. These competitors may offer an installment sales program or may compete with the Company simply on the basis of product and price. There is no assurance that the Company will be able to compete successfully against these competitors. Because capital and other requirements for entry into the rental- purchase industry is relatively low, competition may arise from new sources not currently competing with the Company. Increased competition could have a material adverse effect on the Company's sales and profitability.

Personnel

    At July 31, 1995, the Company employed approximately 170 full-time employees, of which 13 are located at the corporate office in Dallas, Texas. The Company has various incentive programs for all personnel. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

Regulation

    FEDERAL REGULATION Although certain proposed federal regulations are under consideration, no federal legislation has been enacted regulating rental purchase transactions. As of September 30, 1994, four bills have been introduced in Congress that would regulate the rental-purchase industry. Two of the bills are supported by the Association of Progressive Rental Organization ("APRO") and mandate certain disclosures to customers similar to those required by most state legislation. The Company does not believe that these laws, if enacted, will have a material adverse effect upon the Company's operations.

    The other two bills include certain credit sale requirements and would subject rental purchase transactions to interest rate, finance charge and fee limitations, as well as the Federal Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the Fair Credit Reporting Act. These bills would also require the lessor to make certain disclosures to customers about the terms of the rental purchase transaction. The Company believes that in the event federal legislation is enacted regulating rental purchase transactions as credit sales, the Company would be able to adapt to the new laws and remain profitable by repositioning itself as a rent-to- rent business. However, there can be no assurance that the proposed legislation, if enacted, would not have a material adverse effect on the business of the Company.

    STATE REGULATION With some variations in individual states, most state legislation requires the lessor to make prescribed disclosures to a customer about the rental purchase agreement and transaction. These laws require certain contractual and advertising disclosures concerning the rental-purchase agreement and the nature of the transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments and contract reinstatement rights in the event the agreement is terminated for nonpayment of rentals and, in some instances, limits certain fees that may be charged. Some states require written disclosure of all material aspects of the transaction, including the cash price of the merchandise, the purchase option prices during the term of the agreement and the total amount of rentals that must be paid in order to acquire ownership of the merchandise and prohibit confession-of-judgement clauses.

ITEM 1. BUSINESS, con't.

    CERTAIN TAX ISSUES The Company follows the standard industry practice of recording revenues from a rental-purchase agreement over the life of the agreement. The Company had been advised by APRO that, in connection with tax audits of certain industry participants, the Internal Revenue Service ("IRS") had taken the position that rental-purchase transactions should be classified as installment sales and that the maximum amount under the rental-purchase agreement should be accrued as income when the contract is signed. APRO funded a lawsuit challenging the IRS position. The industry position is that rental-purchase transactions are not properly characterized as installment sales because the customer has no explicit or implicit legal obligation to renew the rental-purchase agreement and may return the merchandise at any time. On August 21, 1995 the IRS issued a bulletin announcing that the rental-purchase transaction is considered a lease for tax purposes. As a result, the IRS is in agreement with industry practice on income recognition.

ITEM 2.  PROPERTIES

    All store locations, with the exception of one, and the home office facility in Dallas, Texas are leased. Store facilities typically are showroom locations of approximately 3,700 square feet in retail centers on heavy traffic thoroughfares near customers' residences or work places. Almost all available rental merchandise is kept in the showroom area which comprises the majority of the available square footage. Store location is considered critical to the success of the store.

    The Company's store locations by state at July 31, 1995, are as follows:

                     State                                      Number of Stores
                     -----                                      ----------------
                     Alabama                                            12
                     Mississippi                                        10
                     Tennessee                                          13
                                                                        --
                                                                        35
                                                                        ==

ITEM 3.  LEGAL PROCEEDINGS

    There are no legal proceedings other than ordinary routine litigation incidental to the Company's business to which the Company or any of its subsidiaries is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

    No stock price information was available for fiscal year 1995 and 1994. The Company was removed from the National Association of Securities Dealers Automated Quotations system ("NASDAQ") on August 17, 1989 because it did not meet the minimum capital requirements. The Company's stock is quoted in the "pink sheets" and is traded on a limited basis. At July 31, 1995, the average bid and ask prices for the Company's common stock was $4.00 bid and $8.00 ask.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS, con't.

    At July 31, 1995, there were 589 stockholders of record of the Company's common stock, calculated based on the number of recordholders.

    The Company has not paid cash dividends on its common stock since its inception and intends to retain earnings for operations. The Company is a party to a loan agreement which prohibits the payment of cash dividends on common stock.

    On June 6, 1995 the Company amended its Certificate of Incorporation in order to effect the reverse stock split of each share of common stock, par value $.01 per share, into one-five hundredth of a fully paid and nonassessable share of common stock, par value $5.00 per share. In addition, the Company implemented a Fractional Share Program to permit holders of fewer than 500 shares of common stock to maintain their equity interest in the Company and to provide funds to the Company for the purpose of paying holders of fractional interests in reverse split common stock the fair value of their fractional
interests.   On June 7, 1995 the Company amended its Certificate of
Incorporation in order to effect a subsequent reclassification pursuant to which each one share of common stock, par value $5.00 per share, was converted into ten shares of common stock, par value $.01 per share. Additionally, the Company decreased the authorized number of shares of common stock from 90,000,000 shares to 20,000,000 shares.



ITEM 6.      SELECTED FINANCIAL DATA

                                                                                 Fiscal year
                                                                                ended July 31,
                                                -----------------------------------------------------------------------------
                                                     1995            1994          1993            1992              1991
                                                     ----            ----          ----            ----              ----
 Revenues from operations                       $16,423,262     $16,369,149   $12,436,708      $9,518,822        $7,171,150
 Income (loss) from continuing
        operations before tax                                                                                    (1,166,786)
        and extraordinary item                    1,072,112         722,902       843,606         197,674             --
 Current income tax expense                         101,047          35,319         5,245            --               --
 Deferred income tax benefit                      2,013,784            --            --              --               --
 Loss on capital restructure                          --               --         381,755            --
 Gain on debt restructure,
        net of fees                                   --               --            --         1,963,833             --
 Net income (loss)                                2,984,849         687,583       456,606       2,161,507        (1,166,786)
 Net income (loss) per common
        and common equivalent share (1)                1.99             .46          1.22            8.10             (4.45)
 Cash flow provided by operations                 6,542,227       6,370,945     5,619,132       3,855,181         2,676,505
 Total assets                                    13,709,895      11,083,279     8,614,802       7,255,177         6,262,671
 Notes payable                                    6,070,302       6,485,659     4,617,688       8,167,836         9,996,501
 Stockholders' equity/(deficit)                   6,041,293       3,060,154     2,372,571      (3,671,089)       (5,857,196)

(1) Amounts have been restated to reflect reverse split and subsequent reclassification

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended July 31, 1995 Compared to 1994

    The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of revenues.

                                                                                    Year Ended
                                                                                     July 31
                                                                        ---------------------------------
                                                                        1995                         1994
                                                                        ----                         ----
 Revenues
    Rental income                                                       99.0%                         98.7%
    Sales of merchandise                                                 1.0                           1.3
                                                                       -----                         -----
       Total revenues                                                  100.0                         100.0
 Cost and operating expenses
    Depreciation and amortization -
       Rental merchandise                                               24.1                          25.6
       Other                                                             5.7                           4.7
    Cost of merchandise sold                                              .9                           1.4
    Salaries and wages                                                  24.4                          24.8
    Advertising                                                          4.4                           5.0
    Rent expense                                                         4.6                           4.8
    Other operating expenses                                            26.3                          27.5
    Interest expense                                                     3.1                           2.4
    Gain on sale of assets                                                --                          (1.2)
    Loss on sale of property and equipment                                --                            .6
                                                                       -----                         -----
       Total cost and operating expenses                                93.5                          95.6
                                                                       -----                         -----
 Net income before income tax provision                                  6.5                           4.4
                                                                       -----                         -----
    Current income tax expense                                            .6                            .2
    Deferred income tax benefit                                        (12.3)                           --
                                                                       -----                         -----
       Total income tax provision (benefit)                            (11.7)                           .2
                                                                       -----                         -----
 Net income                                                             18.2%                          4.2%
                                                                       =====                         =====


    Revenue increased $54,113 or 0.3% to $16,423,262 as compared to $16,369,149 in fiscal year 1994. Same store revenue, which includes all stores opened prior to fiscal year 1994, increased $773,732 and the Company's Mississippi stores acquired in fiscal year 1994 and three new stores opened in fiscal 1994 increased $1,081,251 and $517,717, respectively. Additionally, the Company experienced a decline of $2,278,587 in revenue as a result of the asset purchase agreement with another rental dealer in which the Company sold substantially all of the rental inventory being rented by customers pursuant to rental agreements at four stores in Missouri and two stores in Illinois. The Company's improved performance is primarily due to the implementation of a marketing program based on increasing the Company's share of the customer's business and the implementation of a broad-based training program designed to improve customer satisfaction skills of the Company's employees and to reduce employee turnover. The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1995, approximately 18% of the Company's rental revenue was derived from appliances, 23% from home furniture, 30% from electronics, 14% from various other products such as jewelry and 15% from various services and charges to rental customers including reinstatement fees and liability waiver fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Results of Operations for the Fiscal Year Ended July 31, 1995 Compared to 1994

    Cost and operating expenses, which primarily consist of depreciation and amortization, salaries and wages, advertising, other operating expenses and interest expense decreased to 93.5% from 95.6% of total revenues. The three new store locations opened in fiscal year 1994 experienced revenues in excess of direct store operating expenses of approximately $187,000 in fiscal year 1995 compared to losses of approximately $134,000 in fiscal year 1994. Total store operating margins including the three new stores, Mississippi stores acquired September 10, 1993 and same stores increased 29.3% as a result of increased revenues, as well as, better merchandising strategies and due to upgrading the Company's sales and support resources. Interest expense increased to 3.1% from 2.4% of total revenues due to increased borrowings for the purchase of new delivery vans and a 1.5% increase in the interest rate at July 31, 1995 compared to July 31, 1994.

    Based on a positive earnings trend and estimates of future taxable income, the Company has recognized a portion of its net deferred tax asset through a $2,013,784 reduction in the valuation allowance. The effect on earnings per share of this reduction in the valuation allowance is approximately $1.34. Accordingly, without this reduction earnings per share would have been $.65.

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

    The Company's net cash flows provided by operating activities was $6,542,227 compared to $6,370,945 in 1994, a 2.7% increase. Cash flows used in investing activities was $6,070,711 compared to $8,316,530 in 1994, a 27.0% decrease. The Company's investing activities primarily reflect its continuing replacement of rental merchandise that was purchased by customers either by full pay or under the rental agreement or by exercise of the customers early purchase option and increased inventory levels to meet the Company's increase in the number of units on rent. Additions to property and equipment include the purchase and retrofit of vehicles and leasehold improvements for six of the Company's existing stores. In addition, the Company implemented a jewelry program and as a result incurred costs for the design and installation of jewelry displays in each store.

    On August 26, 1995, the Company extended its maturity on the $500,000 subordinated note payable to affiliate dated March 4, 1992 from August 31, 1995 to August 31, 1996. On October 23, 1995, the Company extended its $3,000,000 subordinated note payable to limited partnership and stockholder dated July 19, 1993. The note which matures on July 19, 1996 was extended until August 19, 1997.

    With the Company having available credit of $2,049,973 under the $4,000,000 amended line of credit at July 31, 1995 and reporting operating profits and cash flows, management believes the Company has adequate cash resources to meet its cash obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

    During March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The standard is effective for financial statements for fiscal years beginning after December 15, 1995. The Company's analysis of this new standard indicates that the standard should not have a material effect on its financial position or results of operations.

Inflation

    Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

Results of Operations for the Fiscal Year Ended July 31, 1994 Compared to 1993

    The Company entered into an agreement on September 10, 1993 with another rental dealer to acquire twelve stores in Mississippi. Of the twelve stores acquired, three have been consolidated. The Company acquired all of the assets involved in the daily operations of the stores including all idle rental inventory, all rental contracts, vehicles, store furniture and fixtures, computers and leasehold improvements. The Company obtained the seller's former store locations by assuming the locations lease agreements. Additionally, the Company opened one new store in October, 1993 in Cookeville, Tennessee and one new store in November, 1993 in Corinth, Mississippi. On June 16, 1994 the Company entered into an Asset Purchase Agreement with another rental dealer and closed four stores in Missouri and two stores in Illinois. The Company sold substantially all of the rental inventory being rented by customers pursuant to rental agreements at the stores. As a result, the Company experienced a gain of $190,095 which is included in cost and operating expenses. All idle rental inventory was transferred to the Company's existing stores in Alabama, Mississippi and Tennessee. The Company completed the year with thirty five stores in operation.

    Revenue increased 31.6% to $16,369,149 as compared to $12,436,708 in fiscal year 1993. Approximately 74.2% of the revenue increase is attributed to the Mississippi acquisition and approximately 13.9% to new store openings. The remaining 11.9% is attributed to same store revenue increases due to an increase of 778 units on rent. The Company receives rental revenue from the renting of various products including televisions, video cassette recorders, household appliances, home furniture and jewelry. During fiscal year 1994, approximately 19% of the Company's rental revenue was derived from appliances, 24% from home furniture, 31% from electronics, 13% from various other products such as jewelry and 13% from various services and charges to rental customers including reinstatement fees and liability waiver fees. Sales of merchandise includes revenue from cash sales of primarily used merchandise.

    Cost and operating expenses were $15,646,247 as compared to $11,593,102 in fiscal year 1993, a 34.9% increase. Most of the increase relates directly to the increase in revenues, as well as expenses relating to the closing of the four stores in Missouri and two stores in Illinois. Interest expense decreased this year due to the Company's capital restructure on July 19, 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is hereby made to the Consolidated Financial Statements and notes thereto appearing at pages F-1 to F-15 hereof.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1995, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1995, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1995, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1995, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Reference is made to Index to Consolidated Financial Statements appearing at F-1 of this report

(b)     Reports on Form 8-K - None

(c)     Exhibits


     Exhibit
     Number          Document
     -------         --------
       3.1   Amended and Restated Certificate of Incorporation (1)
       3.2   Amended and Restated By-laws Incorporation (2)
       4.3   Specimen of certificate representing Common Stock, $.01 par value, of the Company (3)
       4.4   Bestway, Inc. Incentive Stock Option Plan (3)
       4.5   Form of Incentive Stock Option Agreement pursuant to Incentive
               Stock Option Plan (3)
       21    Subsidiaries
       23    Consent of Independent Accountants
       27    Financial Data Schedule
               Filed electronically only, not attached to printed reports

    (1) Filed as exhibits to Form 8-K on September 2, 1993, incorporated herein by reference.
    (2) Filed as exhibits to Form 10-K for year ended December 31, 1984, incorporated herein by reference.
    (3) Filed as exhibits to Form S-8 on June 22, 1995, incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BESTWAY, INC.



October 27, 1995                        /s/ R. Brooks Reed
                                        ----------------------------------------
                                        R. BROOKS REED, CHAIRMAN OF THE BOARD
                                        OF DIRECTORS AND CHIEF EXECUTIVE OFFICER



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of October, 1995.

/s/ R. Brooks Reed                      Chairman of the Board of Directors
-----------------------------------     and Chief Executive Officer
R. BROOKS REED

/s/ Jack E. Meyer                       Director
-----------------------------------
JACK E. MEYER

/s/ James A. O'Donnell                  Director
-----------------------------------
JAMES A. O'DONNELL

/s/ Beth A. Durrett                     Vice President - Controller
-----------------------------------
BETH A. DURRETT

/s/ Teresa A. Sheffield                 Vice President - Marketing
-----------------------------------
TERESA A. SHEFFIELD

                                BESTWAY, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                     Page No.
                                                                                                                     --------
 Report of Independent Accountants                                                                                      F-2

 Financial Statements:
      Consolidated Balance Sheets as of July 31, 1995 and 1994                                                          F-3

      Consolidated Statements of Income for the years ended July 31, 1995, 1994 and 1993                                F-4

      Consolidated Statements of Cash Flows for the years ended July 31, 1995, 1994 and 1993                            F-5
      Consolidated Statements of Stockholders' Equity for the years ended July 31, 1995, 1994 and 1993                  F-6

      Notes to Consolidated Financial Statements                                                                    F-7 - F-15

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
     of Bestway, Inc.:

We have audited the accompanying consolidated balance sheets of Bestway, Inc. as of July 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bestway, Inc. as of July 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.



                                         COOPERS & LYBRAND L.L.P.



Dallas, Texas
October 25, 1995

                                BESTWAY, INC.
                         Consolidated Balance Sheets

                                                                                          July 31, 1995               July 31, 1994
                                                                                          -------------               -------------
         ASSETS
 Cash                                                                                     $   329,342                 $    273,183
 Restricted cash                                                                              119,342                      119,342
 Prepaid expenses                                                                             129,311                      150,282
 Deferred tax asset                                                                         2,013,784                           --
 Other assets                                                                                 209,506                       30,080

 Rental merchandise, at cost                                                               10,596,609                    9,100,959
     less accumulated depreciation                                                          4,189,727                    3,380,582
                                                                                          -----------                 ------------
                                                                                            6,406,882                    5,720,377
                                                                                          -----------                 ------------

 Property and equipment, at cost                                                            3,584,071                    2,955,411
     less accumulated depreciation                                                          1,702,486                    1,140,357
                                                                                          -----------                 ------------
                                                                                            1,881,585                    1,815,054
                                                                                          -----------                 ------------
 Non-compete, net of amortization                                                             581,977                      765,759

 Goodwill, net of amortization                                                              2,038,166                    2,209,202
                                                                                          -----------                 ------------
      Total assets                                                                        $13,709,895                 $ 11,083,279
                                                                                          ===========                 ============



      LIABILITIES AND EQUITY
 Accounts payable                                                                         $   718,861                 $    702,439
 Accrued interest - related parties                                                            12,013                       12,013
 Accrued interest - other                                                                      22,043                       17,715
 Income taxes payable                                                                          85,061                       35,319
 Other accrued liabilities                                                                    760,322                      769,980

 Notes payable-related parties                                                              3,600,000                    3,600,000
 Notes payable-other                                                                        2,470,302                    2,885,659


 Commitments and contingencies


 Stockholders' Equity
     Preferred stock $10.00 par value
     1,000,000 authorized, none issued                                                             --                           --
     Common Stock, $.01 par value, 20,000,000 authorized,
     1,500,070 issued and outstanding at July 31, 1995 and
     1,505,276 at July 31, 1994 (as restated)                                                  15,001                       15,053

     Paid-in capital                                                                       14,842,911                   14,846,569
     Accumulated deficit                                                                   (8,816,619)                 (11,801,468)
                                                                                          -----------                 ------------
     Total equity                                                                           6,041,293                    3,060,154
                                                                                          -----------                 ------------
   Total liabilities and equity                                                           $13,709,895                 $ 11,083,279
                                                                                          ===========                 ============

    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                       Consolidated Statements of Income


                                                                                            Fiscal Years Ended
                                                                      ------------------------------------------------------------
                                                                      July 31, 1995            July 31, 1994         July 31, 1993
                                                                      -------------            -------------         -------------
 Revenues
       Rental income                                                   $16,261,267               $16,162,227          $12,312,262
       Sales of merchandise                                                161,995                   206,922              124,446
                                                                       -----------               -----------          -----------
                                                                        16,423,262                16,369,149           12,436,708
                                                                       -----------               -----------          -----------
 Cost and Operating Expenses
       Depreciation and amortization -
         Rental merchandise                                              3,959,484                 4,177,992            3,103,770
         Other                                                             937,690                   766,665              491,416
       Cost of merchandise sold                                            140,038                   226,734              124,625
       Salaries and wages                                                4,014,289                 4,051,757            2,945,048
       Advertising                                                         726,967                   818,366              508,826
       Rent expense                                                        759,613                   779,785              499,164
       Other operating expenses                                          4,302,231                 4,514,984            3,192,040
       Interest expense                                                    510,838                   399,883              728,213
       Gain on sale of assets                                                   --                  (190,095)                  --
       Loss on sale of property and equipment                                   --                   100,176                   --
                                                                       -----------               -----------          -----------
                                                                        15,351,150                15,646,247           11,593,102
                                                                       -----------               -----------          -----------

 Income before income tax provision (benefit):                           1,072,112                   722,902              843,606
                                                                       -----------               -----------          -----------

       Current income tax expense                                          101,047                    35,319                5,245
       Deferred income tax benefit                                      (2,013,784)                       --                   --
                                                                       -----------               -----------          -----------
                                                                        (1,912,737)                   35,319                5,245
                                                                       -----------               -----------          -----------
 Income before extraordinary item                                        2,984,849                   687,583              838,361
                                                                       -----------               -----------          -----------

 Extraordinary items -
       Loss on capital restructure                                              --                        --              381,755
                                                                       -----------               -----------          -----------
 Net income                                                            $ 2,984,849               $   687,583          $   456,606
                                                                       ===========               ===========          ===========

 Earnings per share before extraordinary item(1)                       $      1.99               $       .46          $      2.24
                                                                       -----------               -----------          -----------

 Extraordinary item                                                             --                        --                (1.02)
                                                                       -----------               -----------          -----------
 Net income per share (1)                                              $      1.99               $       .46          $      1.22
                                                                       -----------               -----------          -----------

 Weighted average common shares outstanding (1)                          1,502,239                 1,505,276              374,059
                                                                       ===========               ===========          ===========


(1) As restated, see Note 9 in the accompanying financial statements.

    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                     Consolidated Statements of Cash Flows


                                                                                               Fiscal Years Ended
                                                                           -------------------------------------------------------
                                                                           July 31, 1995        July 31, 1994       July 31, 1993
                                                                           -------------        -------------       -------------
 Cash flows from operating activities:
      Net income                                                               $2,984,849           $  687,583          $  456,606
      Depreciation and amortization                                             4,897,174            4,944,657           3,595,186
      Net book value of rental units retired                                      775,319              989,817             647,097
      Gain on sale of assets                                                           --             (190,095)                 --
      Loss on sale of property and equipment                                           --              100,175                  --
      Deferred income tax benefit                                              (2,013,784)                  --                  --
      Extraordinary loss on capital restructure                                        --                   --             381,755
      Stock awards                                                                     --                   --             518,404
      Other                                                                        (3,710)                  --                  --
 Changes in asset and liability accounts other than cash:
      Prepaid expenses                                                             20,971              (63,551)              5,363
      Other assets                                                               (179,426)             (10,564)              9,547
      Accounts payable                                                            (68,639)             141,556             (80,013)
      Income taxes payable                                                         49,742               30,074               5,245
      Other accrued liabilities                                                    79,731             (258,707)             79,942
                                                                               ----------           ----------          ----------
        Total adjustments                                                         (97,621)            (161,192)             20,084
                                                                               ----------           ----------          ----------
 Net cash flows from operating activities                                       6,542,227            6,370,945           5,619,132
                                                                               ----------           ----------          ----------
 Cash flows from investing activities:
      Purchase of rental units and equipment                                   (5,432,430)          (5,468,075)         (4,961,222)
      Additions to property and equipment                                        (668,701)          (1,391,867)           (611,065)
      Proceeds from sale of property and equipment                                 30,420                2,500              39,642
      Proceeds from sale of assets                                                     --              777,015                  --
      Investment in restricted cash                                                    --             (119,342)                 --
      Mississippi asset purchase                                                       --           (2,116,761)                 --
                                                                               ----------           ----------          ----------
 Net cash flows used in investing activities                                   (6,070,711)          (8,316,530)         (5,532,645)
                                                                               ----------           ----------          ----------

 Cash flows from financing activities:
      Proceeds of notes payable                                                   996,800            3,088,438                  --
      Repayment of notes payable                                               (1,412,157)          (1,220,467)             (2,312)
                                                                               ----------           ----------          ----------
 Net cash flows (used in) provided by financing activities                       (415,357)           1,867,971              (2,312)
                                                                               ----------           ----------          ----------

 Cash at the beginning of the year                                                273,183              350,797             266,622
                                                                               ----------           ----------          ----------
 Cash at the end of the year                                                   $  329,342           $  273,183          $  350,797
                                                                               ==========           ==========          ==========

    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                Consolidated Statements of Stockholders' Equity
                  For years ended July 31, 1995, 1994 and 1993

                                                            Common Stock
                                                   ----------------------------------         Paid-in         Accumulated
                                                   Shares (1)              Amount (1)       Capital (1)         Deficit
                                                   ------------            ----------       -----------      -------------
 Balance at July 31, 1992                               271,221           $     2,712       $10,792,670       $(14,466,471)
                                                   ------------           -----------       -----------      -------------
   Capital restructuring                                888,452                 8,885         3,538,951          1,520,814
   Stock awards                                         345,603                 3,456           514,948                 --
   Net income for the year ended July 31, 1993               --                   --                 --            456,606
                                                   ------------           -----------       -----------      -------------
 Balance at July 31, 1993                             1,505,276                15,053        14,846,569        (12,489,051)
                                                   ------------           -----------       -----------      -------------
   Net income for the year ended July 31, 1994               --                    --                --            687,583
                                                   ------------           -----------       -----------      -------------
 Balance at July 31, 1994                             1,505,276                15,053        14,846,569        (11,801,468)
                                                   ------------           -----------       -----------      -------------
   Stock cancellation                                    (8,950)                  (89)          (13,335)                --
   Stock awards                                           3,744                    37             9,677                 --
   Net income for the year ended July 31, 1995              --                    --                 --          2,984,849
                                                   ------------           -----------       -----------      -------------
 Balance at July 31, 1995                             1,500,070           $    15,001       $14,842,911      $  (8,816,619)
                                                   ============           ===========       ===========      =============



(1) As restated, see Note 9 in the accompanying financial statements.

   The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation
             The consolidated financial statements of Bestway, Inc. (the "Company") formerly Bestway Rental, Inc. (see Note 9), include the Company's wholly-owned operating subsidiaries, Bestway Rental, Inc. (formerly EZY Rental, Inc.) which operates under the registered trade name "Bestway Rent-To-Own," U.S. Credit-Service Corporation, Westdale Data Service, Inc. and Bestway Auto, Inc. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Prior year equity and earnings per share amounts have been restated to reflect the current year changes due to the reverse split and reclassification (see Note 9).

      Rental Merchandise, Related Rental Revenue and Depreciation
             Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with nonrefundable rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 24 months with a majority of rental
      agreements specifying 18 months.   At the end of each rental period, the
      customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1995, approximately 18% of the Company's rental revenue was derived from appliances, 23% from home furniture, 30% from electronics, 14% from various other products such as jewelry and 15% from various services and charges to rental customers including reinstatement fees and liability waiver fees. In fiscal year 1994, approximately 19% of the Company's rental revenue was derived from appliances, 24% from home furniture, 31% from electronics, 13% from various other products such as jewelry and 13% from various services and charges to rental customers including reinstatement fees and liability waiver fees.

             Merchandise rented to customers, or available for rent, is recorded at cost net of accumulated depreciation, which equals the carrying amount, and is classified in the consolidated balance sheets as rental merchandise. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement ranging from 12 to 24 months. When not on rent, merchandise is not depreciated.

      Sales of Merchandise
             Sales of merchandise includes revenue from cash sales of primarily used merchandise.

      Property and Equipment
             Property and equipment are recorded at cost. Major improvements to property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As fixed assets are sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

             Depreciation of property and equipment is provided over the estimated useful lives, which range from 1 to 10 years of the respective assets on the straight-line basis.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, con't.

      Restricted Cash
             Amount represents escrow money deposited in connection with the sale of certain stores as required by the Asset Purchase Agreement as herein defined. Disbursements will be made from this account to satisfy any taxes owed by the Company, any claims of third parties against the assets which are the Company's responsibility, or to satisfy any indemnification rights as specified in the Asset Purchase Agreement. Upon termination, any amount not payable to third parties will be returned to the Company.

      Intangibles
             Goodwill represents the cost in excess of the fair value of net tangible assets of an acquired business and is being amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill was $1,382,539 and $1,211,503 at July 31, 1995 and 1994, respectively.

             The non-compete represents the allocation of the purchase price from the September 10, 1993 acquisition of twelve stores in Mississippi and is being amortized on a straight-line basis over 5 years.
      Accumulated amortization of the non-compete was $336,933 and $153,151, at July 31, 1995 and 1994, respectively.

             The Company continually evaluates the propriety of the carrying amount of goodwill and other intangibles based on the estimated future undiscounted cash flows of the related investment, as well as the amortization period to determine whether current events and circumstances warrant adjustments to carrying value and/or revised estimates of useful lives. At this time, the Company believes that no significant impairment of the goodwill and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

      Income Taxes
             Investment tax credits are accounted for on the "flow-through" method.

      Earning Per Common Share
             Earnings per common share have been computed based on the weighted
      average common shares outstanding during each period.   Prior year
      amounts have been restated to reflect the current year changes in equity due to the reverse split and reclassification. Primary and fully diluted earnings per share is not shown because the effect of stock options is immaterial.

      Reclassification
             Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

      Pre-Opening Costs
             The Company capitalizes certain operating costs which are incurred prior to the opening of a new store. These costs are amortized over a one-year period. Pre-opening costs related to Bestway Auto, Inc. have been capitalized and are included in other assets.

      Advertising Costs
             Advertising costs are expensed as incurred.

2.    PROPERTY AND EQUIPMENT

             Property and equipment consists of the following:

                                                                         July 31,                                    July 31,
                                                                          1995                                        1994
                                                                      -------------                               -------------
              Building and leaseholds                                   $1,426,123                                  $1,164,733
              Vehicles                                                   1,036,549                                     858,307
              Furniture                                                    452,691                                     329,445
              Computer equipment                                           668,708                                     602,926
                                                                       -----------                                  ----------
                                                                         3,584,071                                   2,955,411

              Accumulated depreciation                                  (1,702,486)                                 (1,140,357)
                                                                       -----------                                  ----------
                                                                        $1,881,585                                  $1,815,054
                                                                       ===========                                  ==========



3.    NOTES PAYABLE

             Notes payable consists of the following:

                                                                                 Years Ended
                                                                  -------------------------------------------

                                                                  July 31,                           July 31,
                                                                    1995                               1994
                                                                  --------                          ---------
 Senior Collateralized Debt
 --------------------------

   Note payable to bank dated August 19, 1993, amended March
      15, 1995, interest payable monthly at prime plus 1.5%;
      note matures on August 18, 1996; note collateralized by
      substantially all the Company's assets.                     $1,950,027                        $2,198,727

 Subordinated Debt
 -----------------

   Note payable to limited partnership and stockholder dated
      July 19, 1993, interest payable quarterly beginning
      October 1, 1993 at 4.5% per annum; note, as amended,
      matures on August 19, 1997.                                  3,000,000                         3,000,000

   Note payable to Director and stockholder dated July 19,
      1993, interest payable quarterly beginning October 1,
      1993 at 4.5% per annum; note matures on July 19, 1996.         100,000                           100,000

   Note payable to affiliate dated March 4, 1992, interest
      payable monthly at prime plus 1.5%; note, as amended,
      matures on August 31, 1996; affiliate has as one of its
      directors and shareholders the Company's CEO and
      Chairman of the Board of Directors.                            500,000                           500,000



3.    NOTES PAYABLE, con't.

                                                                                    Years Ended
                                                                    -------------------------------------------
                                                                      July 31,                        July 31,
                                                                       1995                            1994
                                                                    ------------                   ------------
      Other Notes Payable
      -------------------

      Note payable to bank dated July 1, 1994, principal payable monthly, interest payable monthly at 9% per annum; note
        matures July 1, 1997.                                            312,391                        468,587

      Note payable to individual dated July 15, 1992, principal
        payable monthly, interest payable monthly at 9% per
        annum; note matures on July 15, 1997.                             62,389                         65,157

      Note payable to bank dated April 11, 1994, principal
       payable monthly, interest payable monthly at 9% per
       annum; note matures on April 15, 2006.                            145,495                        153,188
                                                                      ----------                     ----------
                                                                      $6,070,302                     $6,485,659
                                                                      ==========                     ==========


      At July 31, 1995 and 1994 the prime rate was 8.75% and 7.25%, respectively.

      On August 26, 1995 the $500,000 subordinated note payable dated March 4, 1992 maturing August 31, 1995 was extended until August 31, 1996.

      On October 23, 1995 the $3,000,000 subordinated note payable dated July 19, 1993 maturing July 19, 1996 was extended until August 19, 1997.

      On March 15, 1995, the Company amended its August 19, 1993 First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender. In the amendment, the Company increased the maximum amount available under the line of credit from $3,000,000 to $4,000,000, extended the maturity date from August 18, 1995 to August 18, 1996 and reduced the interest rate from prime plus 2% to prime plus 1.5%. The loan agreement includes restrictive covenants, the most restrictive of which prohibits the payment of dividends.

      Following is a summary of maturities of notes payable, as amended, for each of the periods ending July 31:

                              1996                          $   267,639
                              1997                            2,674,788
                              1998                            3,010,068
                              1999                               10,057
                              2000                               11,956
                              Thereafter                         95,794
                                                             ----------
                                                             $6,070,302
                                                             ==========

4.    INCOME TAXES

             As of August 1, 1992, the Company adopted SFAS No. 109, "Accounting For Income Taxes". There was no cumulative effect adjustment upon adoption and there was no effect on net earnings for the years ended July 31, 1993 and 1994 due to the valuation allowance which offset the deferred tax asset. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets decreased by $2,604,882 in 1995 due to a realization of a portion of the Company's net deferred tax assets and a change in estimate regarding the future realization of remaining net operating loss carryfowards and the excess of book amortization over tax. Based on a positive earnings trend and estimates of future taxable income, the Company has recognized a portion of its net deferred tax asset through a $2,013,784 reduction in the valuation allowance. The effect on earnings per share of this reduction in the valuation allowance is $1.34. Accordingly, without this reduction earnings per share would have been $.65.

      The provisions (benefit) for income tax consists of the following for the years ended July 31:


                                                            1995                1994                1993
                                                           -----                -----               -----
        Current:
            Federal                                         $9,482           $  15,632              $5,245
            State                                           91,565              19,687                  --
                                                       -----------           ---------              ------
                                                           101,047              35,319              $5,245
        Deferred:
            Federal                                     (2,001,430)                 --                  --
            State                                          (12,354)                 --                  --
                                                       -----------           ---------              ------
                                                        (2,013,784)                 --                  --
                                                       -----------           ---------              ------

        Total income tax provision (benefit)           $(1,912,737)          $  35,319              $5,245
                                                       ===========           =========              ======



             Significant components of the Company's deferred income tax assets at July 31, 1995 and 1994, respectively, are as follows:


                                                                            1995                1994
                                                                            ----                ----
                 Net operating loss carryforward                         $1,925,058         $2,358,256

                 Investment tax credit carryforward                         568,208            780,120
                 Non-compete agreement                                       88,726             34,714
                                                                         ----------         ----------
                     Total deferred tax assets                            2,581,992          3,173,090
                 Valuation allowance                                       (568,208)        (3,173,090)
                                                                         ----------         ----------
                     Net deferred tax asset                              $2,013,784         $       --
                                                                         ==========         ==========

4.    INCOME TAXES, con't.

             The following is the reconciliation of the U.S. statutory tax rate to the Company's effective tax rate on income for the years ended July 31:

                                                                                  1995               1994             1993
                                                                                  ----               ----             ----
            Federal income tax at statutory rate of 34%                       $   364,518          $233,778        $ 285,043
            Goodwill amortization                                                  58,152            58,152           58,152
            Alternative minimum tax                                                17,484            15,632            5,245
            State income tax                                                       60,432            19,687               --
            Utilization of net operating loss carryforward                       (433,198)         (291,930)        (343,195)
            Deferred tax benefit                                               (2,013,784)               --               --
            Other                                                                  33,659                --               --
                                                                              -----------          --------        ---------
            (Benefit) provision for income tax                                $(1,912,737)         $ 35,319        $   5,245
                                                                              ===========          ========        =========


             At July 31, 1995, the Company has net operating loss carryforwards of $5,661,936 expiring from 2002 to 2007. The Company has investment tax credit carryforwards of $568,208 which expire between 1996 and 2002.

5.    RELATED PARTY TRANSACTIONS

             The Company has a consulting agreement with a former owner of one of the Company's operating subsidiaries. As of July 31, 1995, $183,000 recorded in other accrued liabilities in the Company's financial statements remains to be paid over 11 years. If, however, the market price of the Company's common stock reaches $50.00 per share, the Company has no further obligation under this consulting agreement. Consulting fees paid for the years ended July 31, 1995, 1994 and 1993 was $30,000, respectively.

6.    LEASES

             The Company leases all store facilities, with the exception of one, under operating leases with terms from one to five years. Minimum lease obligations for the Company at July 31, 1995 by fiscal year are as follows:



                   1996                               $679,519
                   1997                                482,975
                   1998                                352,363
                   1999                                196,356
                   2000                                126,553
                   Thereafter                           62,993
                                                    ----------
                                                    $1,900,759
                                                    ==========


             Rent expense under operating leases for the years ended July 31, 1995, 1994 and 1993 was $759,613, $779,785 and $499,164, respectively .

7.    SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS

             Cash interest payments for the years ended July 31, 1995, 1994 and 1993 are $506,508, $370,159 and $256,860, respectively. Cash tax payments for the years ended July 31, 1995, 1994 and 1993 are $30,074, $5,245 and $0, respectively.

7.    SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS, con't.

             On July 19, 1993, the Company transacted a capital debt to equity restructure whereby subordinated principal debt of $3,547,836 and related accrued interest of $1,992,171 was exchanged for 888,452 shares of the Company's common stock (see Note 12).

8.    INCENTIVE PLANS

             STOCK OPTION PLAN The Company has a stock option plan (the "Plan") for officers and employees of the Company or its affiliates, under which the maximum number of shares which may be granted in the aggregate is 225,000 of the Company's common stock. The Plan, which became effective June 30, 1995, provides for the options to be granted, become exercisable, and terminate upon terms established by the Board of Directors (the "Committee"). Shares become exercisable from time to time (but not sooner than six months after the date of grant) over such period and upon such terms as the Committee may determine, but not at any time as to less than 25 shares unless the remaining shares that have become so purchasable are less than 25 shares.

             As of July 31, 1995, the Committee approved the following grants of options under the Plan:

                                                                        Number of Shares of Common
             Name and Position                                          Stock Underlying Option (1)
             -----------------                                          ---------------------------
             Executive officer                                                    60,800
             Non-executive employees as a group                                   42,600
                                                                                --------
                                                                                 103,400
                                                                                ========

             (1) The exercise price of such options is $5.00 per share.

             The options are exercisable as to 25% of the shares on the first anniversary of the date of grant and as to an additional 25% of the shares on each of the second, third and fourth anniversary dates of the date of grant.

             401(K) PLAN The Company established a Retirement Savings Plan (the "Savings Plan"), effective as of September 1, 1994, which is intended to qualify under Section 401(K) of the Internal Revenue Code "the Code". Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Company has made no additional or matching contribution to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan.
      As of July 31, 1995, no additional or matching contributions were made to the Savings Plan by the Company. All assets of the Savings Plan are held in trust.

9.    CORPORATE NAME AND EQUITY CHANGES

             In an effort to better reflect the nature of the Company's future operations and enhance the Company's image in the securities markets and improve the marketability of the common stock, the Board of Directors authorized, after receiving consent from a majority of the stockholders, amendments to the articles of incorporation. The amendments permitted a change from the name of Bestway Rental, Inc. to Bestway, Inc., a decrease in the number of shares via a reverse split of each share of common stock, par value $.01 per share, into one-five hundredth of a share, par value $5.00 per share, a subsequent reclassification of each share of common stock par value $5.00 per share, into ten shares and a decrease in the authorized number of shares outstanding from 90,000,000 shares to 20,000,000 shares. On June 6, 1995, the name change, the reverse split and a decrease in the number of authorized shares became effective. On June 7, 1995 the reclassification became effective.

9.    CORPORATE NAME AND EQUITY CHANGES, con't.

             Due to the Company's entry into the used car sales business, on a trial basis, the Company formed a new subsidiary, Bestway Auto, Inc. Since the Company name, Bestway Rental, Inc., reflected only the existing operations of the Company, management believes it was appropriate and in the best interest of the Company to change its name to "Bestway, Inc." The Company will continue to do business in the rental-purchase industry as Bestway Rental, Inc.

10.   MISSISSIPPI ASSET PURCHASE

             On September 10, 1993 the Company acquired for approximately $2,000,000 a substantial portion of the assets of Action Television Rental, Inc. and virtually all of the assets of A-1 TV Rental, Inc., both privately-owned Mississippi corporations in an asset purchase transaction from an individual.

             The purchase price was funded from the Company's senior collateralized line of credit. The Company acquired all of the assets involved in the daily operations of the stores including all idle rental inventory, all rental contracts, vehicles, store furniture and fixtures, computers and leasehold improvements. Additionally, the Company obtained the seller's former store locations by assuming the twelve locations lease agreements.

             The unaudited condensed pro forma statement of revenues and costs and expenses present the results of the operations of the Company assuming the transaction had been consummated as of the first day of the Company's fiscal year ended July 31, 1993 and are as follows:

                                                                   July 31, 1993
                                                                   -------------
             Revenues                                               $15,485,253
             Costs and operating expenses                            14,285,148
                                                                    -----------
             Net income                                             $ 1,200,105
                                                                    ===========
             Net income per share                                   $       .80
                                                                    ===========
             Weighted average common shares outstanding               1,505,276
                                                                    ===========


             The impact of one and one-half month's activity on the July 31, 1994 income statement is not significant. Accordingly, such information has not been provided.

11.  SALE OF RENTAL INVENTORY

             On June 16, 1994 the Company entered into an asset purchase agreement with another renter dealer (the "Asset Purchase Agreement").
      In conjunction with the agreement, the Company closed four stores in Missouri and two stores in Illinois. The Company sold substantially all of the rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. As a result of this transaction, the Company experienced a gain of approximately $190,100 on the sale of the rental inventory. A loss of approximately $76,000 for lease termination fees and write offs of leasehold improvements is included in loss on sale of property and equipment in the income statement.

12.   EXTRAORDINARY ITEM

             On July 19, 1993, the Company restructured certain indebtedness which was held by O&M, a venture capital firm that is the Company's largest stockholder. The Company exchanged 888,452 shares of the Company's common stock for a portion of the O&M debt in the aggregate principal amount of $3,547,836 and related accrued interest of $1,992,171. As a result, the Company reduced its indebtedness with O&M to a principal amount of $3,000,000 payable on July 19, 1996. Furthermore, the exchange resulted in O&M increasing its beneficial ownership of common stock from approximately 35% to approximately 65%. The Company also issued 109,658 shares of common stock to R. Brooks Reed, the Chairman of the Company's Board of Directors and its Chief Executive Officer, 13,271 shares of common stock to Jack E. Meyer, a Director of the Company, and an aggregate of 72,674 shares to certain key employees as selected by the Company's Board of Directors. As a result of the restructure, the Company eliminated its negative net worth of $3,671,089 at July 31, 1992 and realized a positive net worth of $2,372,571 as of July 31, 1993.

                              INDEX TO EXHIBITS


     Exhibit
     Number          Document
     -------         --------
       3.1   Amended and Restated Certificate of Incorporation (1)
       3.2   Amended and Restated By-laws Incorporation (2)
       4.3   Specimen of certificate representing Common Stock, $.01 par value, of the Company (3)
       4.4   Bestway, Inc. Incentive Stock Option Plan (3)
       4.5   Form of Incentive Stock Option Agreement pursuant to Incentive
               Stock Option Plan (3)
       21    Subsidiaries
       23    Consent of Independent Accountants
       27    Financial Data Schedule
               Filed electronically only, not attached to printed reports

    (1) Filed as exhibits to Form 8-K on September 2, 1993, incorporated herein by reference.
    (2) Filed as exhibits to Form 10-K for year ended December 31, 1984, incorporated herein by reference.
    (3) Filed as exhibits to Form S-8 on June 22, 1995, incorporated herein by reference.