Form 10-K/A
period 1995-07-31
BESTWAY RENTAL INC
filed 1995-11-29
CIK 4344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended July 31, 1995
                                             -------------
                                     or
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from             to
                                              ------------   ------------

                        Commission file number 0-8568
                                               ------

                                BESTWAY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                             81-0332743
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 7800 Stemmons Freeway, Suite 320, Dallas, Texas                      75247
------------------------------------------------            --------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code        (214) 630-6655
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
      Title of each class                                   which registered
            (None)                                               (None)
      -------------------                               ------------------------

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
--------------------------------------------------------------------------------
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of July 31, 1995, there were 1,500,070 shares of the registrant's Common Stock outstanding.

   Bestway, Inc. (the "Company") hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (the "1995 10-K") filed on October 30, 1995 with the Securities and Exchange Commission (the "Commission") to add the information required by Part III (Items 10, 11, 12 and 13) rather than to incorporate such information by reference in the 1995 10-K from the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders as the Company had originally intended.

         Part III of the 1995 10-K is hereby deleted and replaced in its entirety with the following (All capitalized terms used herein but not defined herein shall have the meaning assigned to such terms in the 1995 10-K):

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The name, age and positions of each of the directors and executive officers of the Company are listed below.

              Name                   Age                           Position
              ----                   ---                           --------
 Jack E. Meyer                        52       Director and Member of the Audit Committee of the
                                               Board of Directors

 James A. O'Donnell                   43       Director and Member of the Audit Committee of the
                                               Board of Directors

 R. Brooks Reed                       54       Chairman of the Board, President and Chief Executive
                                               Officer

 Beth A. Durrett                      38       Vice President - Controller and Secretary

 Teresa A. Sheffield                  35       Vice President - Marketing


         Mr. Meyer has served as a director of the Company since 1980. Mr. Meyer is currently President and Chief Executive Officer of Urologix, Inc.
From March 1993 to January 1994 he was President and Chief Financial Officer for Fiberoptic Sensor Technologies. From January 1992 to October 1992 he was President and Chief Executive Officer for Carelink Corporation. From June 1986 to June 1991 he was the Executive Vice President and Chief Operating Officer for Quest Medical, Inc. and has served as a director for Quest Medical, Inc. since 1987.

         Mr. O'Donnell has served as a director of the Company since 1987. Mr. O'Donnell is a general partner of O'Donnell and Masur, L.P., a venture capital investment firm which is a significant stockholder and debtholder of the Company. From 1987 to 1988 he was President of First Republic Venture Corporation. Mr. O'Donnell has served as a director of RailTex, Inc. since 1988 and as a director of Chatwins Group, Inc. since 1993.

         Mr. Reed has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 1979. Mr. Reed also assumed the duties of President of the Company in 1983. Mr. Reed is also a principal of Phoenix Partners, Inc., a private investment company engaged in the acquisition and operation of medium-sized businesses in a variety of industries.

         Ms. Durrett has served as Vice President - Controller of the Company since 1987 and was appointed Secretary in 1991. Ms. Durrett has served in various capacities with the Company since September 1979.

         Ms. Sheffield has served as Vice President - Marketing since July 1992. Ms. Sheffield has served in various capacities with the Company since February 1988.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended July 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows all cash and other compensation paid (or to be paid) by the Company for the fiscal years ended July 31, 1995, 1994 and 1993 to the Company's Chief Executive Officer and highest compensated executive officer for services rendered in all capacities in which they served during each period whose total annual salary and bonus exceeded $100,000 in the fiscal year ended July 31, 1995.

                          SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                                                              Compensation
                                                                Annual Compensation              Awards
                                                       ----------------------------------   ---------------
                                                                                               Restricted
              Name and                   Fiscal           Salary              Bonus              Stock
         Principal Position               Year              ($)                ($)             Awards($)
        -------------------               ----              ---                ---             ---------

 R. Brooks Reed, Chairman,                1995              $150,000        $37,111 (1)               --
 President and Chief Executive            1994              $150,000        $74,104 (1)               --
 Officer                                  1993              $167,800             --             $164,487 (2)

 Teresa A. Sheffield,                     1995               $71,615        $29,327                   --
 Vice President - Marketing               1994               $51,385        $37,384 (3)               --
                                          1993               $44,000        $26,043             $ 19,800 (4)

(1) This amount represents the tax liability paid by the Company relating to the restricted stock awarded by the Company to Mr. Reed in 1993 in the amount of 109,658 shares of the Company's Common Stock in connection with the restructuring of the Company.

(2) In connection with the restructuring of the Company in 1993, the Company awarded Mr. Reed 109,658 shares of restricted stock valued at $1.50 per share.

(3) $9,538 represents the tax liability paid by the Company relating to the restricted stock awarded by the Company to Ms. Sheffield in 1993 in the amount of 13,200 shares of the Company's Common Stock in connection with the restructuring of the Company.

(4) In connection with the restructuring of the Company in 1993, the Company awarded Ms. Sheffield 13,200 shares of restricted stock valued at $1.50 per share.

         The following Option Grants Table shows all options granted by the Company for the fiscal year ended July 31, 1995 to the Company's highest compensated executive officer listed above: (i) the number of shares covered by such options; (ii) the percent that such options represented of total options granted to all the Company's employees during the 1995 fiscal year;
(iii) the exercise price, and (iv) the expiration date.

                              OPTION GRANTS TABLE


                                                  Percent of Total
                                                 Options Granted to        Exercise
                                                  Employees in 1995       Price Per       Expiration
       Name                Options Granted           Fiscal Year            Share           Date
       ----                ---------------           -----------            -----           ----
 Teresa A. Sheffield            60,800                  58.8%               $5.00         7/24/1999


RETIREMENT SAVINGS PLAN PROGRAM - 401(K) PLAN

         The Company established a Retirement Savings Plan (the "Savings Plan") effective as of September 1, 1994 which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986 (the "Code"). Employees who have been employed with the Company for four months or more are eligible for participation in the Savings Plan. Pursuant to the Savings Plan, employees may elect to reduce their current compensation by up to 15% (subject to certain limitations under the Code) and have the amount of such reduction contributed to the Savings Plan. The Savings Plan permits, but does not require, additional or matching contributions to the Savings Plan by the Company on behalf of all participants in the Savings Plan. The Company has made no additional or matching contributions to the Savings Plan. The Board of Directors of the Company intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contributions to the Savings Plan. All assets of the Savings Plan are held in trust at all times.

COMPENSATION OF DIRECTORS

         The Company's policy is to reimburse its directors for travel, lodging and related expenses incurred on account of attendance at meetings of the Board of Directors and committees thereof. For their participation in special meetings of the Board convened by conference telephone call, for services in relation to any matters adopted by the unanimous written consent of the directors, and for all the various services rendered, directors, other than those who are employees or consultants of the Company, receive an annual retainer of $1,200. Additionally, each director, other than those who are officers or employees of the Company, receive $500 for each meeting attended. In order to conserve cash, no fees have been paid in cash to any director since 1988 and from 1984 through 1988, directors received Common Stock of the Company in lieu of fees. Furthermore, in connection with the 1993 restructuring of the Company, Messrs. R. Brooks Reed and Jack E. Meyer received 109,658 and 13,271 shares, respectively, of the Company's Common Stock. The purpose of granting stock to Messrs. Reed and Meyer was to prevent dilution of their respective ownership positions in the Company, to provide an incentive to them to build stockholder value following the restructuring and to compensate them for past service to the Company, including, but not limited to, their waiver of directors fees and service as directors without compensation since 1988.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Decisions regarding the compensation of the executive officers of the Company are made by the Board of Directors. In fiscal year 1995, decisions concerning the compensation of Ms. Beth A. Durrett and Ms. Teresa A. Sheffield were made by the entire Board of Directors and decisions concerning the compensation of Mr. R. Brooks Reed were made by Mr. Jack E. Meyer and Mr. James
A. O'Donnell.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 10, 1995, obtained from information furnished by the persons named below, concerning the beneficial stock ownership of each person known to the Company who may be deemed to be the beneficial owner of more than five percent of the Company's Common Stock, each director of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other then its Common Stock.

 NAME AND ADDRESS                                           AMOUNT AND NATURE OF              PERCENT
 OF BENEFICIAL OWNER                                      BENEFICIAL OWNERSHIP (1)            OF CLASS
 -------------------                                      ------------------------            --------
 O'Donnell & Masur, L.P. ("O&M")                                          981,872                65.5%
 5949 Sherry Lane, Suite 1450
 Dallas, Texas  75225

 James A. O'Donnell (2)                                                   983,872                65.6%
 5949 Sherry Lane, Suite 1450
 Dallas, Texas  75225

 Mark Masur (3)                                                           981,952                65.5%
 5949 Sherry Lane, Suite 1450
 Dallas, Texas  75225

 R. Brooks Reed (4)                                                        58,873                 3.9%
 7800 Stemmons, Suite 320
 Dallas, Texas  75247

 Jack E. Meyer                                                             16,203                 1.1%
 7800 Stemmons, Suite 320
 Dallas, Texas  75247

 All directors and executive officers                                   1,088,102                72.5%
 as a group (5 persons)

(1) Except as noted, beneficial ownership consists of sole voting and investment power. The inclusion of shares that may be deemed beneficially owned herein, however, does not constitute an admission that the named stockholders are direct or indirect beneficial owners of such shares.

(2) Mr. O'Donnell has sole voting power and sole investment power with respect to 2,000 shares of Common Stock of the Company that he owns directly. Mr. O'Donnell by virtue of his being a general partner of O&M may be deemed, for purposes of determining beneficial ownership pursuant to Rule 13d-3, to own beneficially the 981,872 shares of Common Stock owned by O&M.

(3) Mr. Masur has sole voting power and sole investment power with respect to 80 shares of Common Stock of the Company that he owns directly. Mr. Masur by virtue of his being a general partner of O&M may be deemed, for purposes of determining beneficial ownership pursuant to Rule 13d-3, to own beneficially the 981,872 shares of Common Stock owned by O&M.

(4) Excludes a total of 71,000 shares of Common Stock of the Company owned by Mr. Reed's spouse and adult children which Mr. Reed may be deemed beneficially to own.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company is indebted to O&M in the principal amount of $3,000,000. One of the Company's directors, James A. O'Donnell, is a general principal in O&M. In addition to the Company's indebtedness to O&M, the Company is indebted to one of its directors, Jack E. Meyer, in the principal amount of $100,000 and is indebted to a private company in the principal amount of $500,000. O&M owns 71% of the total common stock of the private company, all of which is nonvoting common stock, and James A. O'Donnell, a director of the Company, is a director of the private company. R. Brooks Reed, the Chairman of the Board of Directors and Chief Executive Officer of the Company, owns approximately 9.5% of the common stock of the private company, all of which is voting common stock, and is a director of the private company.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of November, 1995.


                             BESTWAY, INC.



                             /s/ Beth A. Durrett
                             --------------------------------------
                             Beth A. Durrett
                             Vice President - Controller
                             (Duly authorized representative and
                              principal financial officer)