Form 10-Q
period 1995-10-31
BESTWAY INC
filed 1995-12-14
CIK 4344

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 0-8568

                               BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            81-0332743
         ----------------                                    ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

7800 Stemmons, Suite 320, Dallas, Texas                      75247
---------------------------------------                      -----
(Address of principal executive offices)                     (Zip Code)

                                   (214) 630-6655
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Number of shares:  1,500,070

                             As of October 31, 1995

                                 BESTWAY, INC.


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                             FOR THE QUARTER ENDED
                                October 31, 1995



PART I - FINANCIAL INFORMATION                                        PAGE NO.
                                                                      --------
     ITEM 1. Consolidated Unaudited Financial Statements                3-7

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        7-8

PART II - OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K, Signatures               9-10

                                 BESTWAY, INC.
                          Consolidated Balance Sheets

                                                                 October 31,               July 31,
ASSETS                                                              1995                     1995
                                                                ------------            ------------
                                                                 (Unaudited)
Cash                                                            $    270,451            $    329,342
Restricted cash                                                      119,342                 119,342
Investments                                                          243,500                      --
Prepaid expenses                                                     215,180                 129,311
Deferred tax asset                                                 1,937,918               2,013,784
Other assets                                                         255,279                 170,916
Auto inventory                                                       122,740                  38,590
Rental merchandise, at cost                                       10,931,286              10,596,609
       Less accumulated depreciation                               4,260,282               4,189,727
                                                                ------------            ------------
                                                                   6,671,004               6,406,882
                                                                ------------            ------------
Property and equipment, at cost                                    3,897,479               3,584,071
       Less accumulated depreciation                               1,843,400               1,702,486
                                                                ------------            ------------
                                                                   2,054,079               1,881,585
                                                                ------------            ------------
Non-compete, net of amortization                                     536,032                 581,977
Goodwill, net of amortization                                      1,995,407               2,038,166
                                                                ------------            ------------
             Total assets                                       $ 14,420,932            $ 13,709,895
                                                                ============            ============


LIABILITIES AND EQUITY

Accounts payable                                                $  1,050,448            $    718,861
Accrued interest - related parties                                    12,012                  12,013
Accrued interest - other                                              19,664                  22,043
Income taxes payable                                                  85,587                  85,061
Other accrued liabilities                                            828,647                 760,322
Notes payable - related parties                                    3,600,000               3,600,000
Notes payable - other                                              2,678,488               2,470,302
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $10.00 par value
       1,000,000 authorized, none issued                                  --                      --
Common stock, $.01 par value, 20,000,000
       authorized, 1,500,070 issued and
       outstanding at October 31, 1995 and
       July 31, 1995, respectively                                    15,001                  15,001
Paid-in capital                                                   14,842,911              14,842,911
Accumulated deficit                                               (8,711,826)             (8,816,619)
                                                                ------------            ------------
       Total equity                                                6,146,086               6,041,293
                                                                ------------            ------------
             Total liabilities and equity                       $ 14,420,932            $ 13,709,895
                                                                ============            ============




    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                             Three Months Ended
                                                                    ------------------------------------
                                                                       October 31,        October 31,
                                                                       ----------         ----------
                                                                           1995              1994
                                                                           ----              ----
Revenues
    Rental income                                                      $4,065,737         $3,821,290
                    Sales of merchandise and other                        136,477             29,681
                                                                       ----------         ----------
                                                                        4,202,214          3,850,971
                                                                       ----------         ----------
Cost and Operating Expenses
    Depreciation and amortization-
        Rental merchandise                                                965,104            946,983
        Other                                                             250,989            222,700
    Cost of sales                                                         114,861             25,661
    Salaries and wages                                                  1,031,968            939,385
    Advertising                                                           141,337            167,615
    Rent expense                                                          195,877            183,561
    Other operating expenses                                            1,163,505          1,055,531
    Loss (gain) on property and equipment                                  30,368             (7,993)
                    Interest expense                                      112,580            120,246
                                                                       ----------         ----------
                                                                        4,006,589          3,653,689
                                                                       ----------         ----------
Net income before income tax provision                                 $  195,625         $  197,282
                                                                       ----------         ----------
Income tax provision
    Current                                                                14,966             15,584
    Deferred                                                               75,866                 --
                                                                       ----------         ----------
Net income                                                             $  104,793         $  181,698
                                                                       ----------         ----------

Net income per share                                                   $      .07         $      .12
                                                                       ==========         ==========
Weighted average common
    shares outstanding                                                  1,500,070          1,505,276
                                                                       ==========         ==========


    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Three Months Ended
                                                                        ---------------------------------
                                                                          October 31,       October 31,
                                                                             1995               1994
                                                                          -----------       -----------
Cash flows from operating activities:
    Net income                                                            $   104,793       $   181,697
    Depreciation and amortization                                           1,216,093         1,169,683
    Net book value of rental units retired                                    396,560           200,635
    Loss (gain) on sale of fixed assets                                        30,368            (7,993)
    Deferred tax asset                                                         75,866                --
    Changes in asset and liability accounts other than cash:
        Prepaid expenses                                                      (85,869)         (242,001)
        Other assets                                                          (84,363)          (11,543)
        Auto inventory                                                        (84,150)               --
        Accounts payable                                                      331,587           (11,125)
        Accrued interest payable                                               (2,380)            5,478
        Income taxes payable                                                      526             3,299
        Other accrued liabilities                                              68,326            35,816
                                                                          -----------       -----------
           Total adjustments                                                  143,677          (220,076)
                                                                          -----------       -----------
Net cash flows from operating activities                                    1,967,357         1,323,946
                                                                          -----------       -----------
Cash flows from investing activities:
    Purchase of rental units and equipment                                 (1,625,787)       (1,305,547)
    Additions to property and equipment                                      (370,146)         (187,474)
    Proceeds from sale of property and equipment                                5,000            15,195
    Purchase of investments                                                  (243,500)               --
                                                                          -----------       -----------
Net cash flows used in investing activities                                (2,234,433)       (1,477,826)
                                                                          -----------       -----------
Cash flows from financing activities:
    Proceeds of notes payable                                                 250,000           346,800
    Repayment of notes payable                                                (41,815)         (216,577)
                                                                          -----------       -----------
Net cash flows provided by financing activities                               208,185           130,223
                                                                          -----------       -----------
Cash at August 1, 1995 and 1994, respectively                                 329,342           273,183
                                                                          -----------       -----------
Cash at the end of the quarter                                            $   270,451       $   249,526
                                                                          ===========       ===========





    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                Consolidated Statements of Stockholders' Equity
                  for the three months ended October 31, 1995
                                  (Unaudited)




                                                CommonStock               Paid-In      Accumulated
                                              Shares          Amount      Capital        Deficit
                                              ------          ------      -------        -------
Balance at July 31, 1995                     1,500,070        $15,001   $14,842,911  $  (8,816,619)
Net income for the three
months ended October 31, 1995                                                              104,793
                                             ---------        -------   -----------  -------------
Balance at October 31, 1995                  1,500,070        $15,001   $14,842,911  $  (8,711,826)
                                             =========        =======   ===========  =============





    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY  INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Reference to Previous Disclosures

         The consolidated financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted or are incorporated herein by reference to the financial statements included in the Company's 1995 Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Form 10-K, particularly with regard to disclosure relating to significant accounting policies.

2.       Reclassifications

         Certain reclassifications were made to the prior year financial statements to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's revenue increased by $351,243, or 9.1% for the three months ended October 31, 1995 as compared to the three months ended October 31, 1994. During the first quarter, the Company opened two new rental-purchase stores, one each in Decatur, Alabama and Columbus, Mississippi. Revenues from the Company's total rental-purchase stores increased by $255,738 or 6.6%. Comparable store revenues increased $247,256 or 6.4%.

         The Company entered into the retail used car sales and finance business, on a trial basis, in September, 1995 through the opening of a single prototype retail sales facility in Tullahoma, Tennessee. Revenues and operating losses from the retail used car sales and finance business were $95,505 and $83,740, respectively. The Company is evaluating the performance of the single prototype retail sales facility and, currently, has no intentions of expanding to other locations.

         The Company experienced significant improvement in store operating margins during the quarter ended October 31, 1995 compared to the quarter ended October 31, 1994. Comparable store operating margins increased $150,153 or 14.4%. The Company's two new stores, as expected, had a negative effect on the Company's operating income of $46,433. It typically takes between six and twelve months before a new store begins generating an operating profit. The Company expects the two new stores to begin contributing to operating income by April 30, 1996. The Company's core rental-purchase business continues improved performance primarily due to the implementation of a marketing program based on increasing the Company's share of the customers business and the implementation of a broad-based training program designed to improve customer satisfaction skills of the Company's employees and to reduce employee turnover.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Financial Condition, Liquidity and Capital Resources

         The Company's primary source of funds to finance its business has been its cash flows provided by operating activities and its bank borrowings. The funds have been used primarily to purchase and carry additional rental merchandise for existing and new rental-purchase stores.

         On August 26, 1995 the Company extended its maturity on the $500,000 subordinated note payable to affiliate dated March 4, 1992 from August 31, 1995 to August 31, 1996. On October 23, 1995, the Company extended its $3,000,000 subordinated note payable to limited partnership and stockholder dated July 19, 1993. The note which matures on July 19, 1996 was extended until August 19, 1997.

         The Company's net cash flows provided by operating activities for the three months ended October 31, 1995 was $1,967,357 compared to $1,323,946 for the same period last year, a 48.6% increase. The increase principally reflects an increase in asset and liability accounts other than cash and the provision for deferred income taxes. Cash flows used in investing activities for the three months ended October 31, 1995 was $2,234,433 compared to $1,477,826 for the same period last year, a 51.2% increase. The Company's investing activities primarily reflect its continuing replacement of rental merchandise that was purchased by customers either by full pay out under the rental agreement or by exercise of the customers early purchase option and provide increased inventory levels to meet the Company's increase in the number of units on rent. Additions to property and equipment include the purchase of new delivery vans and leasehold improvements for the Company's two new store locations.

         With the Company having available credit of $1,799,973 under the $4,000,000 amended line of credit at October 31, 1995 and reporting operating profits and cash flows, management believes the Company has adequate cash resources to meet its cash obligations.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

                 (a)      Exhibits required by Item 601 of Regulation S-K

                          3.1     Amended and Restated Certificate of
                                  Incorporation

                          27      Financial Data Schedule
                                        Filed electronically only, not attached
                                        to printed reports

                 (b)      Reports on Form 8-K

                          The Company did not file any reports on Form 8-K during the quarter ended October 31, 1995

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BESTWAY, INC.




December 14, 1995                 /s/ Beth A. Durrett
                                  -------------------
                                  Beth A. Durrett
                                  Vice President - Controller
                                  (Principal Financial Officer and duly
                                  authorized to sign on behalf of the
                                  Registrant)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  3.1          Amended and Restated Certificate of Incorporation

  27           Financial Data Schedule
                    Filed electronically only, not attached to printed reports