Form 10-Q
period 1996-01-31
BESTWAY INC
filed 1996-03-15
CIK 4344

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)   OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 0-8568

                                BESTWAY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Delaware                                            81-0332743
         ----------------                                    -------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


7800 Stemmons, Suite 320, Dallas, Texas                             75247
---------------------------------------                           ----------
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

                             As of January 31, 1996

                                 BESTWAY, INC.

         QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                             FOR THE QUARTER ENDED
                                January 31, 1996



PART I - FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                     --------
         ITEM 1. Consolidated Unaudited Financial Statements                         3-7

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                 8-11

PART II - OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K, Signatures                        11-12




                                 BESTWAY, INC.
                          Consolidated Balance Sheets

                                                                     January 31,              July 31,
ASSETS                                                                  1996                    1995
                                                                     -----------            ------------
                                                                     (Unaudited)
Cash                                                                 $   338,476             $   329,342
Restricted cash                                                          119,342                 119,342
Investments                                                              493,500                      --
Prepaid expenses                                                         156,518                 129,311
Deferred tax asset                                                     1,860,400               2,013,784
Other assets                                                             266,057                 209,506
Rental merchandise, at cost                                           11,147,779              10,596,609
    Less accumulated depreciation                                      4,240,574               4,189,727
                                                                     -----------             -----------
                                                                       6,907,205               6,406,882
                                                                     -----------             -----------
Property and equipment, at cost                                        4,133,431               3,584,071
    Less accumulated depreciation                                      1,987,970               1,702,486
                                                                     -----------             -----------
                                                                       2,145,461               1,881,585
                                                                     -----------             -----------
Non-compete, net of amortization                                         490,086                 581,977
Goodwill, net of amortization                                          1,952,648               2,038,166
                                                                     -----------             -----------
         Total assets                                                $14,729,693             $13,709,895
                                                                     ===========             ===========


LIABILITIES AND EQUITY



Accounts payable                                                    $    503,056             $   718,861
Accrued interest - related parties                                        12,014                  12,013
Accrued interest - other                                                  33,091                  22,043
Income taxes payable                                                      76,376                  85,061
Other accrued liabilities                                                789,524                 760,322
Notes payable - related parties                                        3,600,000               3,600,000
Notes payable - other                                                  3,461,612               2,470,302
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $10.00 par value;
    1,000,000 shares authorized, none issued                                  --                      --
Common stock, $.01 par value; 20,000,000
    authorized; 1,500,070 issued and
    outstanding at January 31, 1996 and
    July 31, 1995, respectively                                           15,001                  15,001
Paid-in capital                                                       14,842,911              14,842,911
Accumulated deficit                                                   (8,603,892)             (8,816,619)
                                                                     -----------             -----------
    Total equity                                                       6,254,020               6,041,293
                                                                     -----------             -----------
         Total liabilities and equity                                $14,729,693             $13,709,895
                                                                     ===========             ===========

   The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                                 -------------------------    -------------------------
                                                 January 31,   January 31,    January 31,   January 31,
                                                 -----------   -----------    -----------   -----------
                                                    1996           1995           1996          1995
                                                    ----           ----           ----          ----
Revenues
    Rental revenue                              $4,226,292     $4,017,578     $8,292,029   $7,838,868
    Sales of merchandise and other                 155,055         29,575        291,532       59,256
                                                ----------     ----------     ----------   ----------
                                                 4,381,347      4,047,153      8,583,561    7,898,124
                                                ----------     ----------     ----------   ----------
Cost and operating expenses

    Depreciation and amortization -
         Rental merchandise                      1,020,125        983,653      1,985,229    1,930,636

         Other                                     255,234        232,907        506,223      455,607

    Cost of sales                                  128,829         25,672        243,690       51,333

    Salaries and wages                           1,110,716      1,003,737      2,142,684    1,943,122

    Advertising                                    177,203        178,693        318,540      346,308

    Occupancy                                      202,082        193,878        397,959      372,174

    Other operating expenses                     1,154,300      1,064,915      2,317,805    2,125,711

    (Gain) loss on property and equipment           (3,157)         7,433         27,211         (560)

    Interest expense                               135,242        134,542        247,822      254,788
                                                ----------     ----------     ----------   ----------
                                                 4,180,574      3,825,430      8,187,163    7,479,119
                                                ----------     ----------     ----------   ----------
Net income before income tax provision          $  200,773     $  221,723     $  396,398   $  419,005
                                                ----------     ----------     ----------   ----------
Income tax provision
    Current                                         15,321         17,440         30,287       33,024
    Deferred                                        77,518             --        153,384           --
                                                ----------     ----------     ----------   ----------
Net income                                      $  107,934     $  204,283     $  212,727   $  385,981
                                                ==========     ==========     ==========   ==========


Net income per share                            $     .07      $     .14      $     .14    $      .26
                                                ----------     ----------     ----------   ----------
Weighted average common
    shares outstanding                           1,500,070      1,503,541      1,500,070    1,504,409
                                                ==========     ==========     ==========   ==========





    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Six Months Ended
                                                                         ------------------------------
                                                                         January 31,        January 31,
                                                                             1996               1995
                                                                         ------------        ----------
Cash flows from operating activities:
    Net income                                                            $   212,727        $   385,981
    Depreciation and amortization                                           2,491,452          2,386,243
    Net book value of rental units retired                                    605,084            373,817
    Loss (gain) on property and equipment                                      27,211               (560)
    Deferred tax asset                                                        153,384                 --
    Other                                                                          --             (3,710)
    Change in asset and liability accounts other than cash:
         Prepaid expenses                                                     (27,207)               683
         Other assets                                                         (56,551)            (9,535)
         Accounts payable                                                    (215,805)           (93,294)
         Accrued interest payable                                              11,049             12,739
         Income tax payable                                                    (8,685)            (3,410)
         Other accrued liabilities                                             29,202           (147,910)
                                                                          -----------        -----------
             Total adjustments                                               (267,997)          (240,727)
                                                                          -----------        -----------
Net cash flows from operating activities:                                   3,221,861          2,901,044
                                                                          -----------        -----------
Cash flows from investing activities:
    Purchase of rental units and equipment                                 (3,090,639)        (3,195,915)
    Additions to property and equipment                                      (633,478)          (369,497)
    Proceeds from sale of property and equipment                               13,580             19,157
    Purchase of investments                                                  (493,500)                --
                                                                          -----------        -----------
Net cash flows used in investing activities:                               (4,204,037)        (3,546,255)
                                                                          -----------        -----------
Cash flows from financing activities:
    Proceeds of notes payable                                               1,625,000            896,800
    Repayment of notes payable                                               (633,690)          (258,211)
                                                                          -----------        -----------
Net cash flows provided by financing activities:                              991,310            638,589
                                                                          -----------        -----------
Cash at August 1, 1995 and 1994, respectively                                 329,342            273,183
                                                                          -----------        -----------
Cash at the end of the quarter                                            $   338,476        $   266,561
                                                                          ===========        ===========





    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                Consolidated Statements of Stockholders' Equity
                   for the six months ended January 31, 1996
                                  (Unaudited)


                                                 Common Stock               Paid-In        Accumulated
                                           Shares            Amount         Capital          Deficit
                                           ------            ------         -------        -----------
Balance at July 31, 1995                  1,500,070        $  15,001     $14,842,911      $(8,816,619)
Net income for the six months ended
January 31, 1996                                                                              212,727
                                          ---------        ---------     -----------      -----------
Balance at January 31, 1996               1,500,070        $  15,001     $14,842,911      $(8,603,892)
                                          =========        =========     ===========      ===========





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

3.  Investments

    During the second quarter of fiscal year 1996, the Company made a significant investment in a partnership, as a limited partner. The partnership provides floor plan financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The following table sets forth, for the periods indicated, items from the Company's Consolidated Statements of Income, expressed as a percentage of total revenues.

                                                   Three Months Ended              Six Months Ended
                                                      January 31,                    January 31,
                                                  1996            1995           1996            1995
                                                  ----            ----           ----            ----
Revenues
    Rental revenue                                96.5%           99.3%          96.6%           99.2%
    Sales of merchandise and other                 3.5%            0.7%           3.4%            0.8%
                                                 -----           -----          -----           -----
                                                 100.0%          100.0%         100.0%          100.0%
                                                 -----           -----          -----           -----
Cost and operating expenses
    Depreciation and amortization -
         Rental merchandise                       23.3%           24.3%          23.1%           24.4%
         Other                                     5.8%            5.8%           5.9%            5.8%
    Cost of sales                                  2.9%            0.6%           2.8%            0.6%
    Salaries and wages                            25.4%           24.8%          25.0%           24.6%
    Advertising                                    4.0%            4.4%           3.7%            4.4%
    Occupancy                                      4.6%            4.8%           4.6%            4.7%
    Other operating expenses                      26.4%           26.3%          27.0%           26.9%
    (Gain) loss on property and equipment         -0.1%            0.2%           0.3%            0.0%
    Interest expense                               3.1%            3.3%           2.9%            3.2%
                                                 -----           -----          -----           -----
                                                  95.4%           94.5%          95.3%           94.6%
                                                 -----           -----          -----           -----
Net income before income tax provision             4.6%            5.5%           4.7%            5.4%
                                                 -----           -----          -----           -----
Income tax provision
    Current                                        0.3%            0.4%           0.4%            0.4%
    Deferred                                       1.8%            0.0%           1.8%            0.0%
                                                 -----           -----          -----           -----
Net income                                         2.5%            5.1%           2.5%            5.0%
                                                 =====           =====          =====           =====



Second Quarter of Fiscal 1996 Compared with Second Quarter of Fiscal 1995

    Total revenues increased by $334,194 or 8.3% for the three months ended January 31, 1996, as compared to the three months ended January 31, 1995. The increase is primarily due to the opening of two new rental-purchase stores during the first quarter, growth of same store revenues and a second quarter acquisition of a single rental-purchase store. In addition, the Company acquired approximately 150 rental-purchase contracts from another rental dealer where the Company has an existing store location. Total revenue from the Company's rental-purchase stores increased by $222,236 or 6.6%. New and acquired stores accounted for $133,248 (60%) of the increase in rental-purchase store revenues, while the Company's same stores accounted for $88,988 (40%) of the increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Second Quarter of Fiscal 1996 Compared with Second Quarter of Fiscal 1995, con't.

    The Company entered into the retail used car sales and finance business, on a trial basis, in September, 1995 through the opening of a single prototype retail sales facility. Revenues, included in sales of merchandise and other, and operating losses from the retail used car sales and finance business were $111,958 and $60,371, respectively for the three months ended January 31, 1996. The Company evaluated the viability of the business over five months and management has made the decision to discontinue the additional line of business due to unfavorable operating results. The Company is pursuing several alternatives and has not yet determined the impact of the disposition.

    Total costs and operating expenses increased to 95.4% from 94.5% of total revenues. The increase is primarily due to costs and operating expenses relating to the retail used car sales and finance business. The Company experienced significant improvement in rental-purchase store operating margins during the three months. The Company's same store operating margins increased $120,428 or 11.3%. The Company's two new rental-purchase stores and single store acquisition, as expected, had a negative effect on operating income of $38,288. The Company expects all three stores to begin contributing to operating income by April 30, 1996. The Company's core rental-purchase business continues improved performance primarily due to a marketing program based on increasing the Company's share of the customers business and improved customer satisfaction skills of the Company's employees.

Six Months Ended January 31, 1996 Compared with Six Months Ended January 31,
1995

    Total revenues increased by $685,437 or 8.7% for the six months ended January 31, 1996, as compared to the six months ended January 31, 1995. The increase is primarily due to the opening of two new rental-purchase stores during the first quarter, growth of same store revenues and a second quarter acquisition of a single rental-purchase store. In addition, the Company acquired approximately 150 rental-purchase contracts from another rental dealer where the Company has an existing store location. Total revenue from the Company's rental-purchase stores increased by $477,972 or 6.1%. New and acquired stores accounted for $141,728 (30%) of the increase in rental-purchase store revenues while the Company's same stores accounted for $336,244 (70%) of the increase.

    The Company entered into the retail used car sales and finance business, on a trial basis, in September, 1995 through the opening of a single prototype retail sales facility. Revenues, included in sales of merchandise and other, and operating losses from the retail used car sales and finance business were $207,465 and $144,111, respectively for the six months ended January 31, 1996. The Company evaluated the viability of the business over five months and management has made the decision to discontinue the additional line of business due to unfavorable operating results. The Company is pursuing several alternatives and has not yet determined the impact of the disposition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Six Months Ended January 31, 1996 Compared with Six Months Ended January 31, 1995, con't.

    Total costs and operating expenses increased to 95.3% from 94.6% of total revenues. The increase is primarily due to costs and operating expenses relating to the retail used car sales and finance business. The Company experienced significant improvement in rental-purchase store operating margins during the six months. The Company's same store operating margins increased $270,581 or 12.8%. The Company's two new rental-purchase stores and single store acquisition, as expected, had a negative effect on operating income of $84,721. The Company expects all three stores to begin contributing to operating income by April 30, 1996. The Company's core rental-purchase business continues improved performance primarily due to a marketing program based on increasing the Company's share of the customers business and improved customer satisfaction skills of the Company's employees.

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

    The Company's net cash flows provided by operating activities for the six months ended January 31, 1996 was $3,221,861 compared to $2,901,044 for the same period last year, a 11.1% increase. The increase principally reflects an increase in write-offs of rental merchandise and the provision for deferred income taxes. Cash flows used in investing activities for the six months ended January 31, 1996 was $4,204,037 compared to $3,546,255 for the same period last year, a 18.5% increase. The Company's investing activities primarily reflect its continuing replacement of rental merchandise that was purchased by customers either by full pay out under the rental agreement or by exercising of the customers early purchase option and provide increased inventory levels to meet the Company's increase in the number of units on rent. Additions to property and equipment include the purchase of new delivery vans and leasehold improvements for the Company's three new rental-purchase locations.

    With the Company having available credit of $974,973 under the $4,000,000 amended line of credit at January 31, 1996 and reporting operating profits and cash flows, management believes the Company has adequate cash resources to meet its cash obligations.

    During March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of." The standard is effective for financial statements for fiscal years beginning after

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Financial Condition, Liquidity and Capital Resources, con't.

December 15,1995. The Company's analysis of this new standard indicates that the standard should not have a material effect on its financial position or results of operations.

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


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a) Exhibits required by Item 601 of Regulation S-K

             27    Financial Data Schedule
                      Filed electronically only, not attached to printed reports

         (b) Reports on Form 8-K

             The Company did not file any report on Form 8-K during the quarter ended January 31, 1996

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BESTWAY, INC.




March 15, 1996                 /s/ Beth A. Durrett
                               -------------------------------------------------
                               Beth A. Durrett
                               Vice President - Controller
                               (Principal Financial Officer and duly authorized
                                to sign on behalf of the Registrant)

                               INDEX TO EXHIBIT



EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

   27             Financial Data Schedule
                     Filed electronically only, not attached to printed reports