Form 10-Q
period 1996-04-30
BESTWAY INC
filed 1996-06-14
CIK 4344

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to __________

Commission file number 0-8568

                                 BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              81-0332743
        ----------                                            ------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


7800 Stemmons, Suite 320, Dallas, Texas                           75247
- ----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (214) 630-6655
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X    No
                                                 -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Number of shares:  1,615,717

                              As of April 30, 1996

                                 BESTWAY, INC.


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                             FOR THE QUARTER ENDED
                                 April 30, 1996




PART I - FINANCIAL INFORMATION                                       PAGE NO.
                                                                     --------
        ITEM 1.  Consolidated Unaudited Financial Statements          3-7

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  8-11

PART II - OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K, Signatures             11-12


                                 BESTWAY, INC.
                          Consolidated Balance Sheets

ASSETS                                      April 30,      July 31,
                                               1996          1995
                                           ------------  ------------
                                           (Unaudited)
Cash                                       $   354,335   $   329,342
Restricted cash                                119,342       119,342
Investments                                    814,638            --
Prepaid expenses                               295,382       129,311
Deferred tax assets                          1,778,850     2,013,784
Other assets                                   131,388       209,506
                                            13,283,254    10,596,609
                                             4,296,178     4,189,727
Rental merchandise, at cost                -----------   -----------
 Less accumulated depreciation               8,987,076     6,406,882
                                           -----------   -----------
                                             4,220,536     3,584,071
                                             2,144,159     1,702,486
Property and equipment, at cost            -----------   -----------
 Less accumulated depreciation               2,076,377     1,881,585
                                           -----------   -----------
Non-compete, net of amortization               731,641       581,977
Goodwill, net of amortization                2,771,576     2,038,166
                                           -----------   -----------
  Total assets                             $18,060,605   $13,709,895
                                           ===========   ===========
LIABILITIES AND EQUITY
Accounts payable                           $ 1,597,592   $   718,861
Accrued interest - related parties              11,615        12,013
Accrued interest - other                        29,555        22,043
Income taxes payable                            80,554        85,061
Other accrued liabilities                    1,258,663       760,322
Notes payable - related parties              3,600,000     3,600,000
Notes payable - other                        4,534,275     2,470,302
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $10.00 par value;
 1,000,000 shares authorized, none issued
Common stock, $.01 par value; 20,000,000
 authorized; 1,615,717 issued
 outstanding at April 30, 1996 and                  --            --
 July 31, 1995, respectively                    16,157        15,001
                                            15,419,990    14,842,911
Paid-in capital                             (8,487,796)   (8,816,619)
Accumulated deficit                        -----------   -----------
 Total equity                                6,948,351     6,041,293
                                           -----------   -----------
  Total liabilities and equity             $18,060,605   $13,709,895
                                           ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                            Three Months Ended       Nine Months Ended
                                         -----------------------  ------------------------
                                          April 30,    April 30,   April 30,    April 30,
                                         ----------   ----------  -----------  -----------
                                            1996         1995         1996        1995
                                         ----------   ----------  -----------  -----------
Revenues
 Rental revenue                          $4,521,249   $4,164,939  $12,813,278  $12,003,807
 Sales of merchandise and other              74,589       64,244      366,121      123,500
                                         ----------   ----------  -----------  -----------
                                          4,595,838    4,229,183   13,179,399   12,127,307
                                         ----------   ----------  -----------  -----------
Cost and operating expenses
 Depreciation and amortization -
  Rental merchandise                      1,072,287    1,002,933    3,057,516    2,933,569
  Other                                     264,118      240,035      770,341      695,642
 Cost of sales                               69,392       59,540      313,082      110,873
 Salaries and wages                       1,126,830      992,111    3,269,514    2,935,233
 Advertising                                186,668      186,953      505,208      533,261
 Occupancy                                  231,990      181,323      629,949      554,298
 Other operating expenses                 1,285,468    1,177,486    3,603,273    3,302,396
 (Gain) loss on property and equipment       (5,643)     (5,563)       21,568      (6,123)
 Interest expense                           130,895      131,665      378,717      386,453
                                         ----------   ----------  -----------  -----------
                                          4,362,005    3,966,483   12,549,168   11,445,602
                                         ----------   ----------  -----------  -----------
Net income before income tax provision   $  233,833   $  262,700  $   630,231  $   681,705
                                         ----------   ----------  -----------  -----------
Income tax provision
 Current                                     36,188       17,706       66,475       50,730
 Deferred                                    81,549           --      234,933           --
                                         ----------   ----------  -----------  -----------
Net income                               $  116,096   $  244,994  $   328,823  $   630,975
                                         ==========   ==========  ===========  ===========
Net income per share                     $      .08   $      .16  $       .22  $       .42
                                         ----------   ----------  -----------  -----------
Weighted average common
   shares outstanding                     1,538,619    1,500,070    1,512,920    1,502,963
                                         ==========   ==========  ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                             Nine Months Ended
                                                          -------------------------
                                                           April 30,     April 30,
                                                              1996         1995
                                                          ------------  -----------
Cash flows from operating activities:
 Net income                                               $   328,823   $  630,975
 Depreciation and amortization                              3,827,854    3,629,210
 Net book value of rental units retired                       874,612      617,195
 Loss (gain) on property and equipment                         31,072       (6,123)
 Deferred tax asset                                           234,934           --
 Other                                                             --       (3,710)
 Change in asset and liability accounts other than cash:
  Prepaid expenses                                           (164,398)     (55,319)
  Other assets                                                (36,032)     (49,252)
  Non-compete                                                (287,500)          --
  Accounts payable                                            458,834       43,773
  Accrued interest payable                                      7,114        3,758
  Income tax payable                                           (4,507)       3,793
  Other accrued liabilities                                   429,733       (2,364)
                                                          -----------   ----------
   Total adjustments                                          403,244      (55,611)
                                                          -----------   ----------
Net cash flows from operating activities:                   5,700,539    4,811,936
                                                          -----------   ----------
Cash flows from investing activities:
 Purchase of rental units                                  (4,856,330)  (4,481,908)
 Additions to property and equipment                         (753,268)    (477,712)
 Proceeds from sale of property                                14,978       24,720
 Purchase of investments                                     (555,266)          --
                                                          -----------   ----------
Net cash flows used in investing activities:               (6,149,886)  (4,934,900)
                                                          -----------   ----------
Cash flows from financing activities:
 Proceeds of notes payable                                  3,393,410      896,800
 Repayment of notes payable                                (2,919,070)    (799,904)
                                                          -----------   ----------
Net cash flows provided by financing activities:              474,340       96,896
                                                          -----------   ----------
Cash at August 1, 1995 and 1994, respectively                 329,342      273,183
                                                          -----------   ----------
Cash at the end of the quarter                            $   354,335   $  247,116
                                                          ===========   ==========

Supplemental cash flow information:
(See Note 4)
 Fair value of assets acquired                            $ 2,656,373           --
 Liabilities assumed and incurred                           2,078,138           --
 Common stock issued                                          578,235           --


   The accompanying notes are an integral part of the financial statements.

                                 BESTWAY, INC.
                Consolidated Statements of Stockholders' Equity
                    for the nine months ended April 30, 1996
                                  (Unaudited)




                                     Common Stock        Paid-In    Accumulated
                                  Shares     Amount      Capital      Deficit
                                 ---------  ---------  -----------  ------------
Balance at July 31, 1995         1,500,070    $15,001  $14,842,911  $(8,816,619)
Stock issued in
Asset Purchase Agreement           115,647      1,156      577,079
Net income for the nine months                                          328,823
ended April 30, 1996             ---------  ---------  -----------  -----------
Balance at April 30, 1996        1,615,717    $16,157  $15,419,990  $(8,487,796)
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

4. Acquisition

     In April 1996, the Company acquired substantially all of the assets and certain liabilities in connection therewith of fifteen rental-purchase stores with combined annual revenues of approximately $5,500,000. The assets acquired by the Company include, among other things, the idle inventory, rental contracts, vehicles, store furniture and fixtures, computers and leasehold improvements. In addition, the Company assumed the leases of all fifteen locations.

     The Company delivered to the former owners 115,647 shares of the Company's voting common stock, $.01 par value per share, as the aggregate purchase price in connection with the acquisition. Such amount was based on a multiple of average monthly revenues less certain assumed liabilities.

5. Notes Payable

     In April 1996, the Company amended its First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender. In the Amendment, the Company increased the maximum amount of revolving credit under the loan agreement from $4,000,000 to $7,500,000 and extended the termination date of the agreement by one year from August 18, 1996 to August 18, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the periods indicated, items from the Company's Consolidated Statements of Income, expressed as a percentage of total revenues.


                                          Three Months Ended   Nine Months Ended
                                                April 30,          April 30,
                                             1996     1995       1996    1995
                                            -------  -------    ------  -------
Revenues
 Rental revenue                              98.4%    98.5%      97.2%   99.0%
 Sales of merchandise and other               1.6%     1.5%       2.8%    1.0%
                                            -----    -----      -----   -----
                                            100.0%   100.0%     100.0%  100.0%
                                            -----    -----      -----   -----
Cost and operating expenses
 Depreciation and amortization -
    Rental merchandise                       23.3%    23.7%      23.2%   24.2%
    Other                                     5.7%     5.7%       5.8%    5.7%
 Cost of sales                                1.5%     1.4%       2.4%    0.9%
 Salaries and wages                          24.5%    23.5%      24.8%   24.2%
 Advertising                                  4.1%     4.4%       3.8%    4.4%
 Occupancy                                    5.0%     4.3%       4.8%    4.6%
 Other operating expenses                    28.1%    27.8%      27.3%   27.3%
 (Gain) loss on property and equipment       (0.1)%   (0.1)%      0.2%   (0.1)
 Interest expense                             2.8%     3.1%       2.9%    3.2%
                                            -----    -----      -----   -----
                                             94.9%    93.8%      95.2%   94.4%
                                            -----    -----      -----   -----
Net income before income tax provision        5.1%     6.2%       4.8%    5.6%
                                            -----    -----      -----   -----
Income tax provision
 Current                                      0.8%     0.4%       0.5%    0.4%
 Deferred                                     1.8%     0.0%       1.8%    0.0%
                                            -----    -----      -----   -----
Net income                                    2.5%     5.8%       2.5%    5.2%
                                            =====    =====      =====   =====

Third Quarter of Fiscal 1996 Compared with Third Quarter of Fiscal 1995

     Total revenues increased by $366,655 or 8.7% for the three months ended April 30, 1996, as compared to the three months ended April 30, 1995. The increase is due to the April 12, 1996, fifteen store acquisition, the maturation of two stores opened during the first quarter and the acquisition of a single store during the second quarter. The fifteen stores acquired on April 12, 1996, accounted for $263,997 (72%) of the increase in total revenues, while the Company's two new stores and single store acquisition accounted for $206,568 (56%) of the increase. Additionally, the Company opened a new store in April 1996, in Lafayette, Tennessee. The Company's same store revenues decreased $103,910 (28%) primarily due to a 1.5% decrease in the number of units on rent, as well as, adverse winter weather conditions in February.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Third Quarter of Fiscal 1996 Compared with Third Quarter of Fiscal 1995, con't.

     Total costs and operating expenses increased $395,522 to $4,362,005 from $3,966,483 primarily as a result of costs and operating expenses associated with the acquisition of fifteen new stores and the opening of four new stores. Depreciation expense related to rental merchandise increased by $69,354 to $1,072,287 from $1,002,933, but decreased by 0.4% as a percentage of total revenues. Salaries and wages increased by $134,719 to $1,126,830 from $992,111 and increased by 1.0% as a percentage of total revenues due to the addition of key management personnel in operations, real estate management and human resource departments added in preparation for expansion. Occupancy expense increased $50,667 to $231,990 from $181,323 and increased by 0.7% as a percentage of total revenues due to the acquisition of fifteen new stores and the opening of four new stores. Other operating expenses increased $107,982 to $1,285,468 from $1,177,486 and increased by 0.3% as a percentage of total revenues due to the addition of new and acquired stores.

     For the three months ended April 30, 1996 compared to the three months ended April 30, 1995, net income before income tax provision decreased $28,867 to $233,833 from $262,700, and decreased to 5.1% from 6.2% of total revenues. The decrease is primarily attributable to the operating loss incurred by the four new store openings and the addition of personnel as a result of the fifteen store acquisition.

     For the three months ended April 30, 1996 compared to the three months ended April 30, 1995, income tax expense increased $100,031 to $117,737 from $17,706 because deferred income tax expense was offset by the Company's deferred tax asset.

Nine Months Ended April 30, 1996 Compared with Nine Months Ended April 30, 1995

     Total revenues increased by $1,052,092 or 8.7% for the nine months ended April 30, 1996, as compared to the nine months ended April 30, 1995. The increase is due to the April 12, 1996 fifteen store acquisition, the opening of four new stores and growth of same store revenues. In addition, the Company acquired approximately 150 rental-purchase contracts from another rental dealer where the Company has an existing store location. Total revenue from the Company's rental-purchase stores increased by $844,627 or 7.1%. The fifteen stores acquired on April 12, 1996, accounted for $263,997 (31%) of the increase, new stores accounted for $348,296 (41%) of the increase and the Company's same stores accounted for $232,334 (28%) of the increase.

     The Company entered into the retail used car sales and finance business, on a trial basis, in September, 1995 through the opening of a single prototype retail sales facility. Revenues, included in sales of merchandise and other, and operating losses from the retail used car sales and finance business were $207,465 and $144,111, respectively for the nine months ended April 30, 1996. The company evaluated the viability of the business over five months and management made the decision to discontinue the additional line of business in January, 1996 due to unfavorable operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Nine Months Ended April 30, 1996 Compared with Nine Months Ended April 30, 1995, con't.

     Total costs and operating expenses increased $1,103,566 to $12,549,168 from $11,445,602 primarily as a result of costs and operating expenses associated with the acquisition of fifteen new stores and the opening of four new stores. Depreciation expense related to rental merchandise increased by $123,947 to $3,057,516 from $2,933,569 but decreased by 1.0% as a percentage of total revenues. Cost of cash sales increased $202,209 to $313,082 from $110,873 due to the retail used car sales and finance business. Salaries and wages increased by $334,281 to $3,269,514 from $2,935,233 and increased by 0.6% as a percentage of total revenues due to the addition of key management personnel in operations, real estate management and human resource departments added in preparation for expansion. Occupancy expense increased by $75,651 to $629,949 from $554,298 due to the acquisition of fifteen new stores and the opening of four new stores. Other operating expenses increased $300,877 to $3,603,273 from $3,302,396 due to the retail used car sales and finance business and the addition of new and acquired stores.

     For the nine months ended April 30, 1996 compared to the nine months ended April 30, 1995 net income before income tax provision decreased $51,417 to $630,231 from $681,705 and decreased to 4.8% from 5.6% of total revenues. The decrease is primarily attributable to the operating losses from the retail used car sales and finance business and operating losses incurred by the four new store openings.

     For the nine months ended April 30, 1996 compared to the nine months ended April 30, 1995, income tax expense increased $250,678 to $301,408 from $50,730 because deferred income tax expense was offset by the Company's deferred tax asset.

Financial Condition, Liquidity and Capital Resources

     The Company's primary source of funds to finance its business has been its cash flows provided by operating activities and its bank borrowings. The funds have been used primarily to purchase and carry additional rental merchandise for existing, acquired and new rental-purchase stores.

     On August 26, 1995 the Company extended its maturity on the $500,000 subordinated note payable to affiliate dated March 4, 1992 from August 31, 1995 to August 31, 1996. On October 23, 1995, the Company extended its $3,000,000 subordinated note payable to limited partnership and stockholder dated July 19, 1993. The note which terminates on July 19, 1996 was extended until August 19, 1997.

     On April 12, 1996 the Company amended its First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender. In the Amendment, the Company increased the maximum amount of revolving credit under the loan agreement from $4,000,000 to $7,500,000 and extended the termination date of the agreement by one year from August 18, 1996 to August 18, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Nine Months Ended April 30, 1996 Compared with Nine Months Ended April 30, 1995 con't.

     The Company's net cash flows provided by operating activities for the nine months ended April 30, 1996 was $5,700,539 compared to $4,811,936 for the same period last year, a 18.5% increase. This increase was primarily due to the Company's provision for deferred income taxes and an increase in write-offs of rental merchandise. Cash flows used in investing activities for the nine months ended April 30, 1996 was $6,149,886 compared to $4,934,900 for the same period last year, a 24.6% increase. The increase is primarily the result of increased inventory purchases and additions to property and equipment that include the purchase of new delivery vans and leasehold improvements for the Company's four new store locations. Cash flows provided by financing activities for the nine months ended April 30, 1996 was $474,340 compared to $96,896 for the same period last year. The change is primarily due to increased net borrowings under the Company's revolving credit loan agreement.

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


3-1  Amended and Restated Certificate of Incorporation

27   Financial Data Schedule
           Filed electronically only, not attached to printed reports

PART II. OTHER INFORMATION, CON'T.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES, con't.

             (b)  Reports on Form 8-K

                    (1)  On April 25, 1996 the Company
                         filed a Form 8K disclosing that it had acquired substantially all of the assets and certain liabilities of fifteen rental-purchase stores, with combined annual revenues of approximately $5.5 million. The aggregate purchase price was based on a multiple of the fifteen stores average monthly revenues less certain assumed liabilities in exchange for 115,647 shares of Bestway, Inc. common stock.

                    (2)  On April 25, 1996 the Company
                         filed a Form 8K disclosing that it had amended the First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender where the maximum amount of revolving credit under such loan agreement was increased from $4,000,000 to $7,500,000 and extended the termination date of such agreement by one year from August 18, 1996 to August 18, 1997.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BESTWAY, INC.





June 14, 1996                          /s/ Beth A. Durrett
                                       ----------------------------
                                       Beth A. Durrett
                                       Vice President - Controller
                                       (Principal Financial Officer
                                       and duly authorized to sign
                                       on behalf of the Registrant)

                                EXHIBIT INDEX
                                -------------



  EXHIBIT
  NUMBER                          DESCRIPTION
  -------                         -----------
   3-1             Amended and Restated Certificate of Incorporation

    27             Financial Data Schedule
