Form 10-K
period 1996-07-31
BESTWAY INC
filed 1996-10-23
CIK 4344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended July 31, 1996



                                       or
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________________to______________

                         Commission file number 0-8568

                                 BESTWAY, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       81-0332743
    -------------------------------                      -----------------
    (State of other jurisdiction of                      I.R.S. Employer
     incorporation or organization)                     Identification No.)

   7800 Stemmons Freeway, Suite 320                          75247
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (214) 630-6655
                                                   ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
    Title of each class                                which registered
          (None)                                            (None)
----------------------------                      -----------------------------

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

     The aggregate market value of voting stock held by non affiliates of the registrant as of October 11, 1996 was approximately $5,606,728.

     The number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1996, was 1,747,717.

     Registrants Proxy Statement for 1996 is incorporated by reference in Part III, Items 10-13 of this Form 10-K.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                          TABLE OF CONTENTS

PART I                                                                                                             Page
                                                                                                                 ------
     Item 1.    Business                                                                                          3 - 5
     Item 2.    Properties                                                                                          5
     Item 3.    Legal Proceedings                                                                                   5
     Item 4.    Submission of Matters to a Vote of Security Holders                                                 5


PART II
     Item 5.    Market for Registrant's Common Stock and Related Security Holder Matters                            6
     Item 6.    Selected Financial Data                                                                             6
     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations             7 - 10
     Item 8.    Financial Statements and Supplementary Data                                                         10


PART III
     Item 10.   Directors and Executive Officers of the Registrant                                                  10
     Item 11.   Executive Compensation                                                                              10
     Item 12.   Security Ownership of Certain Beneficial Owners and Management                                      10
     Item 13.   Certain Relationships and Related Transactions                                                      10


PART IV
     Item 14.   Exhibits and Reports on Form 8-K                                                                    11


SIGNATURES                                                                                                          12

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                    PART I

ITEM 1.       BUSINESS

General

     Bestway, Inc. and its consolidated subsidiaries ("Bestway" or the "Company") has been engaged in the rental-purchase industry since 1987. The Company owns and operates a total of sixty-two stores located in the states of Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The stores operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas.

     The Company created an additional line of business for its rental-purchase operations by entering the retail used car sales business. The Company test marketed the concept through the opening of a single prototype retail sales facility, Bestway Auto Center, in Tullahoma, Tennessee. In December 1995, management made the decision to dispose of Bestway Auto's assets and in the process create a potential for a future opportunity in an operating used car sales business. Accordingly, in February 1996, the Company exchanged cash and its capital stock in Bestway Auto for a 49% Common Stock interest in Value Auto Sales, Inc. ("Value Auto") and non-voting, non-dividend paying Preferred Stock of Value Auto. Subsequently the Company evaluated the viability of its auto sales business and management made the decision to abandon the additional line of business and write off its investment in Value Auto.

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

Acquisitions

     In April 1996, the Company acquired 15 stores located in three states in which the Company had no previous operations from All Star Rental, Inc. (the "All Star Acquisition"). The Company acquired substantially all of the assets and certain liabilities of All Star. The assets acquired primarily include All Star's idle inventory, rental contracts, vehicles, store furniture and fixtures, computers and leasehold improvements. In addition, the Company assumed the leases for 15 of All Star's former store locations. The Company delivered 115,647 shares of voting Common Stock, $.01 par value per share, as the aggregate purchase price in connection with the All Star Acquisition. Such amount was based on a multiple of All Star's average monthly revenues less certain assumed liabilities. Management believes that the All Star stores suffered from a lack of new and higher quality merchandise. Immediately following the acquisition, the Company made a substantial investment in additional merchandise and significantly upgraded the quality of merchandise in the stores.

     In July 1996, the Company acquired 8 stores located in two states, including one state in which the Company had no previous operations, from REJA, Inc. (the "REJA Acquisition"). The Company acquired substantially all of the assets of REJA. The assets acquired primarily include REJA's idle inventory, rental contracts, vehicles, store furniture and fixtures, computers and leasehold improvements. In addition, the Company assumed the leases for 8 of REJA's former store locations. The Company combined one REJA store location with an existing store. The Company delivered 132,000 shares of voting Common Stock, $.01 par value per share and $500,000, as the aggregate purchase price in connection with the REJA acquisition.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

     Management believes that the acquisitions provide the Company with certain strategic benefits including (i) greater market share in certain regions, (ii) increased geographic presence, and (iii) increased revenues without significant increase to corporate overhead. Management believes that substantial opportunity exists to improve the performance of the stores. There can be no assurance that the stores will perform in accordance with expectations or that the Company will not encounter unanticipated problems or liabilities in connection with these stores.

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

Competition

     The rental-purchase industry is highly competitive. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms. Several of the Company's competitors are national and regional and some have significantly greater financial and operating resources and name recognition than the Company. In addition, the Company faces competition from sources outside the rental-purchase industry, such as department stores, discount stores and retail outlets. These competitors may offer an installment sales program or may compete with the Company simply on the basis of product and price. There is no assurance that the Company will be able to compete successfully against these competitors. Because capital and other requirements for entry into the rental-purchase industry is relatively low, competition may arise from new sources not currently competing with the Company. Increased competition could have a material adverse effect on the Company's sales and profitability.

Personnel

     At July 31, 1996, the Company employed approximately 267 full-time employees, of which 14 are located at the corporate office in Dallas, Texas. The Company has various incentive programs for all personnel. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

Company Stores


     The number of stores operated by the Company has increased from 35 as of July 31, 1995 to 62 as of July 31, 1996. The following table shows the number of stores opened, acquired and combined during the year.



                                                         Number of Stores
                                                         ----------------
   Open at July 31, 1995                                        35
   Opened                                                        4
   Acquired                                                     24
   Combined                                                     (1)
                                                                --
   Open at July 31, 1996                                        62
                                                                ==

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
Regulation

     FEDERAL REGULATION Although certain proposed federal regulations are under consideration, no federal legislation has been enacted regulating rental-purchase transactions. As of July 31, 1996, four bills have been introduced in Congress that would regulate the rental-purchase industry. Two of the bills are supported by the Association of Progressive Rental Organization ("APRO") and mandate certain disclosures to customers similar to those required by most state legislation. The Company does not believe that these laws, if enacted, will have a material adverse effect upon the Company's operations.

     The other two bills include certain credit sale requirements and would subject rental-purchase transactions to interest rate, finance charge and fee limitations, as well as the Federal Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the Fair Credit Reporting Act. These bills would also require the lessor to make certain disclosures to customers about the terms of the rental-purchase transaction. The Company believes that in the event federal legislation is enacted regulating rental-purchase transactions as credit sales, the Company would be able to adapt to the new laws and remain profitable by repositioning itself as a rent-to-rent business. However, there can be no assurance that the proposed legislation, if enacted, would not have a material adverse effect on the business of the Company.

     STATE REGULATION With some variations in individual states, most state legislation requires the lessor to make prescribed disclosures to a customer about the rental-purchase agreement and transaction. These laws require certain contractual and advertising disclosures concerning the rental-purchase agreement and the nature of the transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments and contract reinstatement rights in the event the agreement is terminated for nonpayment of rentals and, in some instances, limits certain fees that may be charged. Some states require written disclosure of all material aspects of the transaction, including the cash price of the merchandise, the purchase option prices during the term of the agreement and the total amount of rentals that must be paid in order to acquire ownership of the merchandise and prohibit confession-of-judgement clauses.

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

     The Company's store locations by state at July 31, 1996, are as follows:

                State                            Number of Stores
                -----                            ----------------
                Alabama                               15
                Arkansas                               1
                Georgia                                2
                Mississippi                           17
                North Carolina                         5
                South Carolina                         8
                Tennessee                             14
                                                      --
                                                      62

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

     The Company's Common Stock began trading on the Nasdaq Small-Cap Market on December 19, 1995 under the symbol "BSTW". Prior thereto, the Company's Common Stock was quoted in the "pink sheets" and was traded on a limited basis. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the Nasdaq Small-Cap Market.

                                                 Year ended July 31, 1996
                                                 --------------------------
                                                   High               Low
                                                 --------           -------
            Second Quarter                        $ 9               $ 8 7/8
            Third Quarter                         $11 1/2           $ 9 1/2
            Fourth Quarter                        $11               $ 9

     At July 31, 1996, there were 496 stockholders of record of the Company's Common Stock, calculated based on the number of recordholders.

     The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for operations. The Company is a party to a loan agreement which prohibits the payment of cash dividends on Common Stock.

     On May 16, 1996, the Company decreased the authorized number of shares of Common Stock from 20,000,000 shares to 5,000,000 shares.

ITEM 6.       SELECTED FINANCIAL DATA

                                                                              Fiscal year
                                                                             ended July 31,
                                        -------------------------------------------------------------------------
                                           1996             1995           1994           1993           1992
                                           ----             ----           ----           ----           -----
Revenues from continuing operations     $ 18,923,852   $ 16,423,262    $ 16,369,149   $ 12,436,708   $  9,518,822
Income from continuing
         operations before tax
         and extraordinary item              902,903      1,072,112         722,902        843,606        197,674
Current income tax expense                    49,099        101,047          35,319          5,245           --
Deferred income tax expense (benefit)        321,574     (2,013,784)           --             --             --
Loss on capital restructure                     --             --              --          381,755           --
Gain on debt restructure,
         net of fees                            --             --              --             --        1,963,833
Loss from discontinued operations,
         net of taxes                        394,568           --              --             --             --
Net income                                   137,662      2,984,849         687,583        456,606      2,161,507
Net income per common
         and common equivalent share             .09           1.99             .46           1.22           8.10
Cash flows provided by operation           7,365,631      6,542,227       6,370,945      5,619,132      3,855,181
Total assets                              18,925,440     13,709,895      11,083,279      8,614,802      7,255,177
Notes payable                              9,048,928      6,070,302       6,485,659      4,617,688      8,167,836
Stockholders' equity/(deficit)             7,417,190      6,041,293       3,060,154      2,372,571     (3,671,089)

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the year ended July 31, 1996, the Company opened four new stores and acquired a single store location in November 1995. The All Star Acquisition added 15 stores in April 1996 and the REJA Acquisition added 8 stores in July 1996, of which one was combined with an existing store location. The Company purchased new merchandise, purchased new delivery vans and is in the process of upgrading the acquired stores' appearance and incorporating the Company's existing broad-based training program for the acquired stores' employees.

Results of Operations for the Fiscal Year Ended July 31, 1996 Compared to 1995

     The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of revenues.

                                                                   Year Ended
                                                                     July 31
                                                                ----------------
                                                                 1996       1995
                                                                 ----       ----
Revenues
    Rental income                                                 98.9%     99.0%
    Sales of merchandise                                           1.1       1.0
                                                                 -----     -----
       Total revenues                                            100.0     100.0
                                                                 -----     -----
Cost and operating expenses
    Depreciation and amortization -
       Rental merchandise                                         23.5      24.1
       Other                                                       5.9       5.7
    Cost of merchandise sold                                       1.1        .9
    Salaries and wages                                            25.0      24.4
    Advertising                                                    3.7       4.4
    Occupancy                                                      4.9       4.6
    Other operating expenses                                      27.8      26.3
    Interest expense                                               3.1       3.1
    Loss on sale of property and equipment                          .2      --
                                                                 -----     -----
       Total cost and operating expenses                          95.2      93.5
                                                                 -----     -----
Income before continuing operations and income tax provision       4.8       6.5
                                                                 -----     -----
    Current income tax expense                                      .2        .6
    Deferred income tax expense (benefit)                          1.7     (12.3)
                                                                 -----     -----
                                                                   1.9     (11.7)
                                                                 -----     -----
Income from continuing operations                                  2.9      18.2
                                                                 -----     -----
Discontinue operation:
     Loss from discontinued business, net of taxes                  .8      --
     Loss on disposal of business, net of taxes                    1.3      --
                                                                 -----     -----
Loss from discontinued operations                                  2.1      --
                                                                 -----     -----
     Net income                                                    0.8%     18.2%
                                                                 =====     =====

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

     Total revenue increased $2,500,590 or 15.2% to $18,923,852 as compared to $16,423,262 in fiscal year 1995. The increase was due to the inclusion of approximately four months operations for the stores acquired in the All Star Acquisition, one month operations for the stores acquired in the REJA Acquisition, nine months operations for a single store acquisition, operations for four internal new store openings and increased same store revenues. The stores acquired in the All Star Acquisition, which was consummated on April 12, 1996, accounted for $1,647,143 (66%) of the increase, the stores acquired in the REJA Acquisition, which was consummated on July 1, 1996, accounted for $190,384 (8%) of the increase, the single store acquisition, which was consummated on November 8, 1995, accounted for $173,752 (7%) of the increase, internal new store openings, which were opened in September 1995, October 1995 and March 1996, accounted for $443,318 (18%) of the increase, while the Company's same stores accounted for $45,993 (1%) of the increase. The Company receives rental revenues from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1996, approximately 19% of the Company's rental revenue was derived from appliances, 23% from home furniture, 31% from electronics, 12% from various other products such as jewelry and 15% from various services and charges to rental customers including reinstatement fees and liability waiver fees.

     Total cost and operating expenses increased $2,669,799 or 17.4% to $18,020,949 primarily as a result of the opening of four new stores and costs and operating expenses associated with the All Star and REJA Acquisitions. The four new stores incurred operating losses of approximately $58,000. Total cost and operating expenses increased from 93.5% to 95.2% of total revenues. This 1.7% net increase resulted primarily from a 1.5% increase in other operating expenses as a percentage of total revenues. This increase in other operating expenses occurred primarily because of certain indirect acquisition costs of approximately $75,000 relating to the All Star and REJA Acquisitions and a .9% net increase in costs associated with the write-off of rental merchandise as a percentage of total revenues. Salaries and wages increased $720,590 or 17.9% to $4,734,879 and increased from 24.4% to 25.0% of total revenues primarily due to the addition of key management personnel in operations, real estate management and human resource departments added in preparation for expansion. Occupancy expense increased $171,592 or 22.6% to $931,205 and increased from 4.6% to 4.9% of total revenues primarily due to the opening of four new store locations and the All Star and REJA Acquisitions.

     In fiscal year 1995, the Company formed a new subsidiary, Bestway Auto, Inc., ("Bestway Auto") due to the Company's entry into the retail used car sales and finance business. The Company test marketed the concept through the opening of a single prototype retail sales facility which experienced losses, before income taxes, of $144,111. In February 1996, the Company exchanged cash and its capital stock in Bestway Auto for a 49% Common Stock interest in Value Auto and a non-voting, non-dividend paying Preferred Stock of Value Auto. For the period February 1, 1996 through July 31, 1996, the Company's equity interest in the operating losses of Value Auto was approximately $67,000. Based on Management's assessment of the future operating results of the Company's auto sales business, management has concluded that the Company will abandon the auto sales business and its investment in Value Auto should be written off. (see Note 10).

Financial Condition, Liquidity and Capital Resources

     On April 12, 1996, the Company amended its August 19, 1993 Second Amendment to First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender. In the amendment, the Company increased the maximum amount available under the line of credit from $4,000,000 to $7,500,000 and extended the maturity date from August 18, 1996 to August 18, 1997.

     On July 19, 1996 the Company extended its maturity on the $100,000 subordinated note payable to director and stockholder dated July 19, 1993. The note which matured on July 19, 1996 was extended until August 19, 1997. On August 26, 1996, the Company extended its maturity on the $500,000 subordinated note payable to affiliate date March 4, 1992 from August 31, 1996 to August 31, 1997. For the year ended July 31, 1996, the Company's net cash flows from operating activities was $7,365,631 as compared to $6,542,227 for the year ended July 31, 1995. The increase was primarily due to an increase in cash generating earnings.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

     For the year ended July 31, 1996, the Company's net cash flows used in investing activities was $8,758,450 as compared to $6,070,711 for the year ended July 31, 1995. The Company's investing activities reflect the investment in Value Auto Partners, Ltd., the REJA Acquisition, and significant increases in purchases of rental units and property and equipment. The increased investing activities were necessary to fund the four new store openings, upgrade the quality of merchandise in the All Star stores and purchase new delivery vans. The Company's investing activities reflect its continuing replacement of rental merchandise that was purchased by customers either by full pay out under the rental agreement or by exercise of the customers early purchase option.

     For the year ended July 31, 1996, the Company's net cash flows from financing activities was $1,388,990 as compared to $(415,357) for the year ended July 31, 1995. The increase in financing activities principally reflects increased borrowings on the Company's debt.

     With the Company having available credit of $2,444,973 under the $7,500,000 amended line of credit at July 31, 1996, management believes the Company has adequate resources to meet its future cash obligations.

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

     SFAS No. 123 entitled "Accounting for Stock-Based Compensation" was issued in 1995 and will be effective for the Company in fiscal year 1997. The statement defines a fair value based method of accounting for stock-based compensation but allows a company to continue to measure compensation costs using the intrinsic value based method in accordance with Accounting Principal Board Opinion No. 25. The Company expects to continue to use the intrinsic value based method, but will provide the required disclosures.

Inflation

     Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

Results of Operations for the Fiscal Year Ended July 31, 1995 Compared to 1994

     Revenue increased $54,113 or 0.3% to $16,423,262 as compared to $16,369,149 in fiscal year 1994. Same store revenue, which includes all stores opened prior to fiscal year 1994, increased $733,732 and the Company's Mississippi stores acquired in fiscal year 1994 and three new stores opened in fiscal 1994 increased $1,081,251 and $517,717, respectively. Additionally, the Company experienced a decline of $2,278,587 in revenue as a result of the asset purchase agreement with another rental dealer in which the Company sold substantially all of the rental inventory being rented by customers pursuant to rental agreements at four stores in Missouri and two stores in Illinois. The Company's improved performance is primarily due to the implementation of a marketing program based on increasing the Company's share of the customer's business and the implementation of a broad-based training program designed to improve customer satisfaction skills of the Company's employees and to reduce employee turnover. The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1995, approximately 18% of the Company's rental revenue was derived from appliances, 23% from home furniture, 30% from electronics, 14% from various other products such as jewelry and 15% from various services and charges to rental customers including reinstatement fees and liability waiver fees.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Results of Operations for the Fiscal Year Ended July 31, 1995 Compared to 1994, continued

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is hereby made to the Consolidated Financial Statements and notes thereto appearing at pages F-1 to F-16 hereof.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1996, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1996, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1996, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1996, and is incorporated herein by reference.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
                                    PART IV

ITEM 14.      EXHIBITS AND REPORTS ON FORM 8-K

(a) The following are filed as Exhibits to this Annual Report filed as Form 10-K for the year ended July 31, 1996.

(b)           Exhibits

              Exhibit
              Number            Document
              --------          --------

              2.1 (a) Agreement for the Purchase and Sale of Assets by and among All Star Rental, Inc., Robert D. Simons, Keith
                          Crosby and Bestway, Inc. (1)

              2.1 (b) Agreement for the Purchase and Sale of Assets by and among REJA, Inc., Gus Blass III, Tucker Morse, D.
                          Eugene Fortson, Warren Stephenson, Rod Reed and
                          Bestway, Inc. (2)

              3.1         Amended and Restated Certificate of Incorporation (3)

              10.1        Second Amendment to First Amended and Restated
                          Revolving Credit Loan Agreement (1)

              21          Subsidiaries

              27          Financial Data Schedule
                                   Filed electronically only, not attached to
                                   printed reports

                          (1)      Filed as exhibits to Form 8-K on April 25,
                                   1996, incorporate herein by reference.
                          (2)      Filed as exhibit to Form 8-K on July 11,
                                   1996, incorporated herein by reference.
                          (3)      Filed as exhibit to Form 10-Q on June 14,
                                   1996, incorporated herein by reference.



(c)           Reports on Form 8-K

              (1) On April 25, 1996, the Company filed a Form 8-K disclosing the Purchase and Sale of Assets by and among the Company, All Star Rental, Inc. and Robert D. Simons and Keith Crosby, the sole shareholders of All Star.

              (2) On April 25, 1996, the Company filed a Form 8-K disclosing the Second Amendment to First Amended and Restated Revolving Credit Loan Agreement by and among the Company, the Company's senior secured lender and certain subsidiaries of the Company to increase the maximum amount of revolving credit under such loan and extend the termination date of such agreement.

              (3) On June 24, 1996, the Company filed a Form 8-KA amending the previously filed Form 8-K on April 25,1996 to include the financial statements of All Star Rental, Inc. for the years ended December 31, 1995 and 1994. In addition, pro forma financial information was included as of January 31, 1996, for the year ended July 31, 1995 and for the six months ended January 31, 1996.

              (4) On July 11, 1996, the Company filed a Form 8-K disclosing the Purchase and Sale of Assets by and among the Company, REJA, Inc. and Gus Blass III, Tucker Morse,
                      D. Eugene Fortson, Warren Stephenson and Rod Reed.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BESTWAY, INC.



October 22, 1996                       /s/ R. Brooks Reed
                                       ----------------------------------------
                                       R. BROOKS REED, CHAIRMAN OF THE BOARD
                                       OF DIRECTORS AND CHIEF EXECUTIVE OFFICER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 22 day of October 1996.

/s/ R. Brooks Reed                        Chairman of the Board of Directors
-------------------------                 and Chief Executive Officer
R. BROOKS REED

/s/ Jack E. Meyer                         Director
-------------------------
JACK E. MEYER

/s/ James A. O'Donnell                    Director
-------------------------
JAMES A. O'DONNELL

/s/ Beth A. Durrett                       Vice President - Controller
-------------------------
BETH A. DURRETT

/s/ Teresa A. Sheffield                   Vice President - Operations
-------------------------
TERESA A. SHEFFIELD

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


                                 BESTWAY, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                           Page No.
                                                                                                                           --------
Report of Independent Accountants                                                                                            F-2

Financial Statements:
       Consolidated Balance Sheets as of July 31, 1996 and 1995                                                              F-3

       Consolidated Statements of Income for the years ended July 31, 1996, 1995 and 1994                                    F-4

       Consolidated Statements of Cash Flows for the years ended July 31, 1996, 1995 and 1994                                F-5

       Consolidated Statements of Stockholders' Equity for the years ended July 31, 1996, 1995 and 1994                      F-6

       Notes to Consolidated Financial Statements                                                                         F-7 - F-16

[COOPERS & LYBRAND LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Bestway, Inc.:

We have audited the accompanying consolidated balance sheets of Bestway, Inc. as of July 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bestway, Inc. as of July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Dallas, Texas
October 11, 1996

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                       July 31, 1996   July 31, 1995
                                                                       -------------   -------------
      ASSETS
Cash                                                                   $    325,513    $    329,342
Restricted cash                                                             119,342         119,342
Prepaid expenses                                                            342,912         129,311
Deferred tax asset                                                        1,821,701       2,013,784
Investment in partnership                                                   423,560            --
Other assets                                                                121,473         209,506
Rental merchandise, at cost                                              14,309,351      10,596,609
      less accumulated depreciation                                       4,716,054       4,189,727
                                                                       ------------    ------------
                                                                          9,593,297       6,406,882
                                                                       ------------    ------------
Property and equipment, at cost                                           4,768,700       3,584,071
      less accumulated depreciation                                       2,340,664       1,702,486
                                                                       ------------    ------------
                                                                          2,428,036       1,881,585
                                                                       ------------    ------------
Non-competes, net of amortization                                           959,339         581,977
Goodwill, net of amortization                                             2,790,267       2,038,166
                                                                       ------------    ------------
      Total assets                                                     $ 18,925,440    $ 13,709,895
                                                                       ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                       $    976,869    $    718,861
Accrued interest - related parties                                           12,023          12,013
Accrued interest - other                                                     49,253          22,043
Income taxes payable                                                         66,031          85,061
Other accrued liabilities                                                 1,355,146         760,322
Notes payable-related parties                                             3,600,000       3,600,000
Notes payable-other                                                       5,448,928       2,470,302
Commitments and contingencies (Notes 7 and 13)
      Stockholders' Equity:
      Preferred Stock, $10.00 par value,
        1,000,000 authorized, none issued                                      --              --
      Common Stock, $.01 par value, 5,000,000 authorized,
        1,747,717 and 1,500,070 issued and outstanding at July 31,
        1996 and July 31, 1995, respectively                                 17,477          15,001
       Paid-in capital                                                   16,078,670      14,842,911
       Accumulated deficit                                               (8,678,957)     (8,816,619)
                                                                       ------------    ------------
       Total stockholders' equity                                         7,417,190       6,041,293
                                                                       ------------    ------------
       Total liabilities and stockholders' equity                      $ 18,925,440    $ 13,709,895
                                                                       ============    ============


   The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                 Fiscal Years Ended
                                                       ---------------------------------------------
                                                       July 31, 1996   July 31, 1995   July 31, 1994
                                                       -------------   -------------   -------------
Revenues:
        Rental income                                  $ 18,710,098    $ 16,261,267    $ 16,162,227
        Sales of merchandise                                213,754         161,995         206,922
                                                       ------------    ------------    ------------
                                                         18,923,852      16,423,262      16,369,149
                                                       ------------    ------------    ------------
Cost and Operating Expenses:
        Depreciation and amortization:
          Rental merchandise                              4,452,326       3,959,484       4,177,992
          Other                                           1,111,976         937,690         766,665
        Cost of  merchandise sold                           208,785         140,038         226,734
        Salaries and wages                                4,734,879       4,014,289       4,051,757
        Advertising                                         709,237         726,967         818,366
        Occupancy                                           931,205         759,613         779,785
        Other operating expenses                          5,263,871       4,302,231       4,514,984
        Interest expense                                    569,532         510,838         399,883
        Gain on sale of assets                                 --              --          (190,095)
        Loss on sale of property and equipment               39,138            --           100,176
                                                       ------------    ------------    ------------
                                                         18,020,949      15,351,150      15,646,247
                                                       ------------    ------------    ------------
Income from continuing operations before income tax
        provision (benefit):                                902,903       1,072,112         722,902
                                                       ------------    ------------    ------------
        Current income tax expense                           49,099         101,047          35,319
        Deferred income tax expense (benefit)               321,574      (2,013,784)           --
                                                       ------------    ------------    ------------
                                                            370,673      (1,912,737)         35,319
                                                       ------------    ------------    ------------
Income from continuing operations                           532,230       2,984,849         687,583
                                                       ------------    ------------    ------------
Discontinued operations (Note 10):
        Loss from discontinued business
              (net of income tax benefit of $78,147)        156,425            --              --
                                                       ------------    ------------    ------------
        Loss on disposal of business
              (net of income tax benefit of $68,535)        238,143            --              --
                                                       ------------    ------------    ------------
Loss from discontinued operations, net                      394,568            --              --
                                                       ------------    ------------    ------------
Net income                                             $    137,662    $  2,984,849    $    687,583
                                                       ============    ============    ============
Net income per share from continuing operations        $        .34    $       1.99    $        .46
                                                       ============    ============    ============
Net loss per share from discontinued operations                (.25)           --              --
                                                       ------------    ------------    ============
Net income per share                                   $        .09    $       1.99    $        .46
                                                       ------------    ============    ------------
Weighted average common shares outstanding                1,549,619       1,502,239       1,505,276
                                                       ============    ============    ============

   The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Fiscal Years Ended
                                                               -------------------------------------------
                                                               July 31, 1996  July 31, 1995  July 31, 1994
                                                               -------------  -------------  -------------
Cash flows from operating activities:
       Net income                                              $   137,662    $ 2,984,849    $   687,583
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization                             5,564,300      4,897,174      4,944,657
       Net book value of rental units retired                    1,237,172        775,319        989,817
       Gain on sale of assets                                         --             --         (190,095)
       Loss on sale of property and equipment                       39,138           --          100,176
       Loss on discontinued operations                             394,568           --             --
       Deferred income taxes                                       321,574     (2,013,784)          --
       Other                                                          --           (3,710)          --
Changes in operating assets and liabilities other than cash:
       Prepaid expenses                                           (212,911)        20,971        (63,552)
       Other assets                                                 75,140       (179,426)       (10,564)
       Accounts payable                                           (147,613)       (68,639)       141,556
       Income taxes payable                                         (1,841)        49,742         30,074
       Other accrued liabilities                                   (41,558)        79,731       (258,707)
                                                               -----------    -----------    -----------
         Total adjustments                                        (328,783)       (97,621)      (161,192)
                                                               -----------    -----------    -----------
Net cash flows from operating activities                         7,365,631      6,542,227      6,370,945
                                                               -----------    -----------    -----------
Cash flows from investing activities:
       Purchase of rental units and equipment                   (6,609,139)    (5,432,430)    (5,468,075)
       Additions to property and equipment                      (1,122,102)      (668,701)    (1,391,867)
       Proceeds from sale of property and equipment                 15,278         30,420          2,500
       Proceeds from insurance recovery                             43,254           --             --
       Proceeds from sale of assets                                   --             --          777,015
       Purchase of investments                                    (586,541)          --             --
       Investment in restricted cash                                  --             --         (119,342)
       Mississippi asset purchase                                     --             --       (2,116,761)
       REJA asset purchase, net of cash acquired                  (499,200)          --             --
                                                               -----------    -----------    -----------
Net cash flows used in investing activities                     (8,758,450)    (6,070,711)    (8,316,530)
                                                               -----------    -----------    -----------
Cash flows from financing activities:
       Proceeds of notes payable                                 5,025,000        996,800      3,088,438
       Repayment of notes payable                               (3,636,010)    (1,412,157)    (1,220,467)
                                                               -----------    -----------    -----------
Net cash flows provided by (used in) financing activities        1,388,990       (415,357)     1,867,971
                                                               -----------    -----------    -----------
Cash at the beginning of the year                                  329,342        273,183        350,797
                                                               -----------    -----------    -----------
Cash at the end of the year                                    $   325,513    $   329,342    $   273,183
                                                               ===========    ===========    ===========


   The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


For years ended July 31, 1996, 1995, and 1994

                                                         Common Stock
                                                 ----------------------------      Paid-in       Accumulated
                                                    Shares         Amount          Capital         Deficit
                                                 ------------    ------------    ------------    ------------
Balance at July 31, 1993                            1,505,276    $     15,053    $ 14,846,569    $(12,489,051)
                                                 ------------    ------------    ------------    ------------
   Net income for the year ended July 31, 1994           --              --               --          687,583
                                                 ------------    ------------    ------------    ------------
Balance at July 31, 1994                            1,505,276          15,053      14,846,569     (11,801,468)
                                                 ------------    ------------    ------------    ------------
   Stock cancellation                                  (8,950)            (89)        (13,335)           --
   Stock awards                                         3,744              37           9,677            --
   Net income for the year ended July 31, 1995           --              --               --        2,984,849
                                                 ------------    ------------    ------------    ------------
Balance at July 31, 1995                            1,500,070          15,001      14,842,911      (8,816,619)
                                                 ------------    ------------    ------------    ------------
   Stock issued in acquisitions                       247,647           2,476       1,235,759            --
   Net income for the year ended July 31, 1996           --              --               --          137,662
                                                 ------------    ------------    ------------    ------------
Balance at July 31, 1996                            1,747,717    $     17,477    $ 16,078,670    $ (8,678,957)
                                                 ============    ============    ============    ============




   The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation
            The consolidated financial statements of Bestway, Inc. (the "Company"), include the Company's wholly-owned operating subsidiaries, Bestway Rental, Inc. which operates under the registered trade name "Bestway Rent-To-Own," U.S. Credit-Service Corporation and Westdale Data Service, Inc. and a 50% interest in Value Auto Partners, Ltd., which is accounted for by the equity method. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

            The Company owns and operates a total of sixty-two stores located in various states. The stores operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company's store locations by state as of July 31, 1996, are as follows:


                       State                                  Number of Stores
                       ------                                 ----------------
                       Alabama                                      15
                       Arkansas                                      1
                       Georgia                                       2
                       Mississippi                                  17
                       North Carolina                                5
                       South Carolina                                8
                       Tennessee                                    14
                                                                    --
                                                                    62
                                                                    ==

       Rental Merchandise, Related Rental Revenue and Depreciation
            Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with nonrefundable rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 24 months with a majority of rental agreements specifying 18 months. At the end of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1996, approximately 19% of the Company's rental revenue was derived from appliances, 23% from home furniture, 31% from electronics, 12% from various other products such as jewelry and 15% from various services and charges to rental customers including reinstatement fees and liability waiver fees. In fiscal year 1995, approximately 18% of the Company's rental revenue was derived from appliances, 23% from home furniture, 30% from electronics, 14% from various other products such as jewelry and 15% from various services and charges to rental customers including reinstatement fees and liability waiver fees.

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Property and Equipment
            Property and equipment are recorded at cost. Major improvements to property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As fixed assets are sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

            Depreciation of property and equipment is provided over the estimated useful lives, which range from 1 to 10 years of the respective assets, on the straight-line basis.

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

       Intangible Assets
            Goodwill represents the cost in excess of the fair value of net tangible assets of acquired businesses and is being amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill was $1,569,221 and $1,382,539 at July 31, 1996 and 1995, respectively.

            The non-competes represents the allocation of the purchase price from the September 10, 1993 acquisition of 12 stores in Mississippi, the April 12, 1996 acquisition of 15 stores in Georgia, North Carolina and South Carolina and the July 1, 1996 acquisition of 8 stores in Arkansas and Mississippi and is being amortized on a straight-line basis over periods from 2 to 5 years. Accumulated amortization of the non-competes was $561,900 and $336,933, at July 31, 1996 and 1995, respectively.

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

       Earning Per Common Share
            Earnings per common share is based on the weighted average of common shares outstanding during the period and the effect of considering common stock equivalents (stock options) under the treasury stock method. Primary and fully diluted earnings per common share are not shown because the effect of the stock options is immaterial.

       Advertising Costs
            Advertising costs are expensed as incurred.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
BESTWAY, INC. FORM 10-K NOTES TO FINANCIAL STATEMENTS (Continued)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Estimates
            The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets, particularly deferred tax assets, and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates.

2.     ACQUISITIONS:

            On April 12, 1996, the Company acquired substantially all of the assets and certain liabilities of All Star Rental, Inc. a privately-owned South Carolina corporation ("All Star"). The assets acquired by the Company included the idle inventory, rental contracts, vehicles, store furniture and fixtures, computers and leasehold improvements. In addition, the Company assumed the leases for 15 of All Star's former store locations.

            The Company delivered to All Star 115,647 non-registered shares of the Company's Common Stock valued at $578,235. The aggregate purchase price in connection with the acquisition was based on a multiple of average monthly revenues less certain assumed liabilities. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of All Star are included in the accompanying consolidated financial statements from the date of acquisition. The acquisition resulted in $1,226,283 of intangible assets. These items are being amortized on a straight-line basis over periods not exceeding 20 years.

            On July 1, 1996, the Company acquired substantially all of the assets of REJA, Inc., a privately-owned Arkansas corporation ("REJA"). The assets acquired by the Company primarily included the idle inventory, rental contracts, vehicles, store furniture and fixtures, computers and leasehold improvements. In addition, the Company assumed the leases for 8 of REJA's former store locations.

            The Company delivered to REJA 132,000 non-registered shares of the Company's Common Stock valued at $660,000 and $500,000 cash, as the aggregate purchase price in connection with the acquisition. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of REJA are included in the accompanying consolidated financial statements form the date of acquisition. The acquisition resulted in $314,829 of intangible assets. These items are being amortized on a straight-line basis over periods not exceeding 20 years.

            The following summary reflects the unaudited condensed pro forma revenues, costs and operating expenses and presents the results of the operations of the Company assuming these acquisitions had been consummated as of the first day of the Company's fiscal year ended July 31, 1995 and are as follows:


                                                 July 31, 1996  July 31, 1995
                                                 -------------  -------------
                                                  (Unaudited)    (Unaudited)
Revenues                                          $25,381,168   $24,738,588
Costs and operating expenses                       24,693,047    21,513,003
                                                  -----------   -----------
Net income from continuing operations             $   688,121   $ 3,225,585
                                                  ===========   ===========
Net income per share from continuing operations   $       .39   $      1.84
                                                  ===========   ===========

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

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

3.     PROPERTY AND EQUIPMENT:

             Property and equipment consists of the following:

                                          July 31,       July 31,
                                           1996            1995
                                        -----------    -----------
             Building and leaseholds    $ 1,669,922    $ 1,426,123
             Vehicles                     1,746,181      1,036,549
             Furniture and fixtures         596,233        452,691
             Computer equipment             756,364        668,708
                                        -----------    -----------
                                          4,768,700      3,584,071
                                        -----------    -----------
             Accumulated depreciation    (2,340,664)    (1,702,486)
                                        -----------    -----------
                                        $ 2,428,036    $ 1,881,585
                                        ===========    ===========

4.     NOTES PAYABLE:

              Notes payable consists of the following:

                                                                              Years Ended
                                                                        -----------------------
                                                                         July 31,      July 31,
                                                                           1996         1995
                                                                        ----------   ----------
Senior Collateralized Debt
--------------------------
Note payable to bank dated August 19, 1993, amended April 12, 1996, interest payable monthly at prime plus 1.5%; note matures on
     August 18, 1997; note collateralized by substantially all the
     Company's
     assets                                                             $5,055,027   $1,950,027

Subordinated Debt
-----------------

Note payable to limited partnership and stockholder dated July 19,
     1993, interest payable quarterly beginning October 1, 1993 at 4.5%
     per annum; note, as amended,
     matures on August 19, 1997                                          3,000,000    3,000,000

Note payable to director and stockholder dated July 19,
     1993, interest payable quarterly beginning October
     1, 1993 at 4.5% per annum; note, as amended, matures
     on August 19, 1997                                                  100,000      100,000

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

4.     NOTES PAYABLE, Continued

                                                                                 Years Ended
                                                                             ---------------------
                                                                             July 31,     July 31,
                                                                               1996        1995
                                                                             ---------    --------
Note payable to affiliate dated March 4, 1992, interest payable monthly at prime plus 1.5%; note, as amended, matures on August 31, 1997;
     affiliate has as one of its directors and shareholders the
     Company's CEO and Chairman of the Board of Directors                    500,000      500,000

Other Notes Payable
-------------------
Note payable to bank dated July 1, 1994, principal payable monthly, interest payable monthly at 9% per
     annum; note matures July 1, 1997                                        156,196      312,391

Note payable to individual dated July 15, 1992, principal
     payable monthly, interest payable monthly at 9% per annum; note
     matures on July 15, 1997                                                 59,359       62,389

Note payable to bank dated April 11, 1994, principal payable monthly, interest payable monthly at 9% per
     annum; note matures on April 15, 2006                                   137,080      145,495

Notes payable due in monthly installments ranging
     from $800 to $1,400 including interest at an
     average of 9% per annum through fiscal year
     1998                                                                     41,266         --
                                                                          ----------   ----------
                                                                          $9,048,928   $6,070,302
                                                                          ==========   ==========


             At July 31, 1996 and 1995 the prime rate was 8.25% and 8.75%, respectively.

             On April 12, 1996 the Company amended its August 19, 1993 Second Amendment to First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender. In the amendment, the Company increased the maximum amount available under the line of credit from $4,000,000 to $7,500,000 and extended the maturity date from August 18, 1996 to August 18, 1997. The loan agreement includes restrictive covenants, the most restrictive of which prohibits the payment of dividends. At July 31, 1996, the Company had the capacity to borrow $2,444,973 under the line of credit.

             On July 19, 1996 the $100,000 subordinated note payable dated July 19, 1993 maturing July 19, 1996 was extended until August 19, 1997.

             On August 26, 1996 the $500,000 subordinated note payable dated March 4, 1992 maturing August 31, 1996 was extended until August 31, 1997.

             At July 31, 1996, the carrying value of the Company's notes payable approximated fair value, estimated primarily based on the borrowing rates available to the Company for debt with similar terms and average maturities.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (Continued)

4.     NOTES PAYABLE, Continued

             Following is a summary of maturities of notes payable, as amended, for each of the periods ending July 31:


<Capation>
                   1997                           $    251,994
                   1998                              8,679,127
                   1999                                 11,013
                   2000                                 12,046
                   2001                                 14,328
                   Thereafter                           80,420
                                                  ------------
                                                  $  9,048,928
                                                  ============

5.     INCOME TAXES:

             Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets decreased by $2,604,882 in 1995 due to a realization of a portion of the Company's net deferred tax assets and a change in estimate regarding the future realization of remaining net operating loss carryfowards and the excess of book amortization over tax. In fiscal 1995, based on a positive earnings trend and estimates of future taxable income, the Company recognized a portion of its net deferred tax asset through a $2,013,784 reduction in the valuation allowance. The effect on earnings per share of this reduction in the valuation allowance was approximately $1.34. Accordingly, without this reduction earnings per share would have been $.65. In fiscal 1996, the valuation allowance was reduced $147,231 as a result of the expiration of investment tax credit carryforwards.

             The provisions (benefit) for income tax on income from continuing operations consists of the following for the years ended July 31:


                                          1996            1995           1994
                                       -----------    -----------    -----------
Current:
    Federal                            $    16,848    $     9,482    $    15,632
    State                                   32,251         91,565         19,687
                                       -----------    -----------    -----------
                                            49,099        101,047         35,319
Deferred:
    Federal                                329,081     (2,001,430)          --
    State                                   (7,507)       (12,354)          --
                                       -----------    -----------    -----------
                                           321,574     (2,013,784)          --
                                       -----------    -----------    -----------
Total income tax provision (benefit)   $   370,673    $(1,912,737)   $    35,319
                                       ===========    ===========    ===========


             Significant components of the Company's deferred income tax assets at July 31, 1996 and 1995, respectively, are as follows:


Caption>
                                                          1996            1995
                                                       -----------    -----------
                  Net operating loss carryforward      $ 1,544,210    $ 1,925,058
                  Investment tax credit carryforward       420,971        568,208
                  Minimum tax credit carryover              12,452           --
                  Property and equipment                    36,705           --
                  Unrealized loss                           59,154           --
                  Intangible assets                        169,180         88,726
                                                       -----------    -----------
                      Total deferred tax assets          2,242,672      2,581,992
                                                       -----------    -----------
                  Valuation allowance                     (420,971)      (568,208)
                                                       -----------    -----------
                      Net deferred tax asset           $ 1,821,701    $ 2,013,784
                                                       ===========    ===========


BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

5.     INCOME TAXES, Continued

            The following is the reconciliation of the U.S. statutory tax rate to the Company's effective tax rate on income from continuing operations for the years ended July 31:


                                                                   1996            1995           1994
                                                               -----------    -----------    -----------
Federal income tax at statutory rate of 34%                    $   306,987    $   364,518    $   233,778
Goodwill amortization                                               58,152         58,152         58,152
Alternative minimum tax                                               --           17,484         15,632
State income tax                                                    13,205         60,432         19,687
Utilization of net operating loss carryforward                        --         (433,198)      (291,930)
Change of estimate of deferred tax asset valuation allowance          --       (2,013,784)          --
   Other                                                            (7,671)        33,659           --
                                                               -----------    -----------    -----------
   (Benefit) provision for income tax                          $   370,673    $(1,912,737)   $    35,319
                                                               ===========    ===========    ===========


            At July 31, 1996, the Company has net operating loss carryforwards of approximately $4,517,000 expiring from 2002 to 2006. The Company has investment tax credit carryforwards of approximately $421,000 which expire between 1997 and 2001.

6.     RELATED PARTY TRANSACTIONS:

            The Company has a consulting agreement with a former owner of one of the Company's operating subsidiaries. As of July 31, 1996, $153,000 recorded in other accrued liabilities in the Company's financial statements remains to be paid over 11 years. If, however, the market price of the Company's Common Stock reaches $50.00 per share, the Company has no further obligation under this consulting agreement. Consulting fees paid for the years ended July 31, 1996, 1995 and 1994 was $30,000, respectively.

            Interest expense relating to notes payable to affiliates amounted to approximately $192,000 for the years ended July 31, 1996, 1995, and 1994, respectively.

7.     LEASES:

            The Company leases all store facilities, with the exception of one, under operating leases with terms ranging from one to ten years. Many leases contain escalation clauses, and some provide for contingent rentals based on percentages of gross revenue or increases in the consumer price index. Minimum lease obligations for the Company at July 31, 1996 by fiscal year are as follows:

                       1997                $  962,341
                       1998                   815,435
                       1999                   552,086
                       2000                   328,807
                       2001                   206,660
                       Thereafter             625,516
                                           ----------
                                           $3,490,845
                                           ==========

            Occupancy expense under operating leases for the years ended July 31, 1996, 1995 and 1994 was $931,205, $759,613 and $779,785,
       respectively .

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

8.     SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS:

           Cash interest payments for the years ended July 31, 1996, 1995 and 1994 are $542,835, $506,508 and $370,159, respectively. Cash tax payments for the years ended July 31, 1996, 1995 and 1994 are $50,940, $30,074 and
       $5,245, respectively.

           In fiscal year 1996, the Company delivered 247,647 shares of its Common Stock valued at $1,238,235 in connection with the acquisitions of All Star Rental, Inc. and REJA, Inc. Additionally, the Company assumed liabilities totaling $2,733,493 and paid cash, net of cash acquired, of $499,200 in connection with the acquisitions (see Note 2).

9.     INCENTIVE PLANS:

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

            The following table summarizes the stock option transactions under the Plan since its inception.

                                                          Option Price
                                                Shares     (Per Share)
                                                -------   ------------
Options outstanding at July 31, 1994               --         --
    Granted (June 30, 1995)                     103,400      $5.00
                                                -------      -----
Options outstanding at July 31, 1995            103,400      $5.00
    Granted (December 7, 1995)                   15,000      $5.00
                                                -------      -----
Options outstanding at July 31, 1996            118,400      $5.00
                                                =======      =====

            The options are exercisable as to 25% of the shares on the first anniversary of the date of grant and as to an additional 25% of the shares on each of the second, third and fourth anniversary dates of the date of grant. At July 31, 1996 there were 106,600 shares reserved for future options, and 25,850 options were exercisable.

            In October 1995, the Financial Accounting Standards Board issued Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which introduces a fair-value base method of accounting for stock-based compensation plans. The Company does not intend to adopt this new method of accounting and will continue to follow the intrinsic value method under Accounting Principles Board Opinion No. 25. The Company, however, will make the disclosures required by SFAS 123.

            401(K) PLAN The Company established a Retirement Savings Plan (the "Savings Plan"), effective as of September 1, 1994, which is intended to qualify under Section 401(K) of the Internal Revenue Code "the Code". Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan. As of July 31, 1996, no additional or matching contributions have been made to the Savings Plan by the Company. All assets of the Savings Plan are held in trust.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

10.    DISCONTINUED OPERATIONS:

             In fiscal year 1995, the Company formed a new subsidiary, Bestway Auto, Inc., ("Bestway Auto") due to the Company's entry into the retail used car sales and finance business. The Company test marketed the concept through the opening of a single prototype retail sales facility which experienced operating losses for the first six months of fiscal year 1996. In December 1995, management made the decision to dispose of Bestway Auto's assets and in the process create a potential for a future opportunity in an operating used car business. On February 1, 1996 the Company exchanged $137,200 in cash and its capital stock in Bestway Auto for a 49% Common Stock interest in Value Auto, and non-voting, non-dividend paying Preferred Stock in Value Auto. For the period February 1, 1996 through July 31, 1996, Value Auto generated net losses amounting to approximately $136,000 and the Company's equity in such losses amounted to approximately $67,000. As a result of the losses incurred by both Bestway Auto and Value Auto and management's assessment of future operating results for the Company's auto sales business, management concluded that the Company would abandon the auto sales business and its investment in Value Auto would be written off.

            The operations of Bestway Auto and Value Auto have been accounted for as a discontinued operation and, accordingly, the Company's equity in their operating results and the loss on disposal are segregated and reported as discontinued operations in the accompanying Consolidated Statement of Income. Summarized results of Bestway Auto and Value Auto
       are as   follows:

                                      Bestway Auto                    Value Auto
                                    August 1, 1995 -               February 1, 1996 -
                                    February 1, 1996                July 31, 1996
                                    ----------------              -------------------
            Revenues                   $   207,468                   $ 3,079,689
            Costs and expenses             351,579                     3,239,426
                                       -----------                   -----------
            Loss before income taxes      (144,111)                     (159,737)
            Income tax benefit              54,186                        23,961
                                       -----------                   -----------
                 Net loss              $   (89,925)                  $  (135,776)
                                       ===========                   ===========



11.    INVESTMENT IN PARTNERSHIP

            On October 19, 1995 the Company became a 50% limited partner in a newly formed partnership, Value Auto Partners, Ltd. ("the Partnership"). The purpose of the Partnership is to engage in the financing of used cars. The Company accounts for its Partnership interest by the equity method. As of July 31, 1996 the Company had contributed $437,500 to the Partnership and has received distributions of approximately $14,000. Shown below is unaudited summarized financial information related to the
       Partnership:

            For the period from October 19, 1995 through July 31, 1996:
                    Revenues                                              $   56,720
                    Costs and expenses                                         9,641
                                                                          ----------
                    Net income                                            $   47,079
                                                                          ==========

            At July 31, 1996:
                    Assets                                                $1,088,783
                                                                          ==========
                    Liabilities                                              486,250
                    Partners' capital                                        602,533
                                                                          ----------
                                                                          $1,088,783
                                                                          ==========

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

12.    SALE OF RENTAL INVENTORY:

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

13.    CONTINGENCIES:

            The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  21          -  Schedule of Subsidiaries

  27          -  Financial Data Schedule
