Form 10-K/A
period 1996-07-31
BESTWAY INC
filed 1996-11-26
CIK 4344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A
                                 Amendment No. 1




[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1996
                                              --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------  --------------

                         Commission file number 0-8568
                                               --------
                                 BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       81-0332743
   -------------------------------                       -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

  7800 Stemmons Freeway, Suite 320, Dallas, Texas                 75247
  -----------------------------------------------               ----------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (214) 630-6655
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
         Title of each class                           which registered
              (None)                                         (None)
         -------------------                       -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Common Stock, $.01 par value, outstanding at July 31, 1996, was 1,747,717.

         Bestway, Inc. (the "Company") hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (the "1996 10-K") filed on October 23, 1996 with the Securities and Exchange Commission (the "Commission") to add the information required by Part III (Items 10,11,12 and 13) rather than to incorporate such information by reference in the 1996 10-K from the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders as the Company had originally intended.

BESTWAY, INC.                                                       FORM 10-K/A
--------------------------------------------------------------------------------

         Part III of the 1996 10-K is hereby deleted and replaced in its entirety with the following (All capitalized terms used herein but not defined herein shall have the meaning assigned to such terms in the 1996 10-K):

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The name, age and positions of each of the directors and executive officers of the Company are listed below.

     Name                 Age              Position
     ----                 ---              --------
Jack E. Meyer              53     Director and Member of the Audit Committee of
                                  the Board of Directors

James A. O'Donnell         44     Director and Member of the Audit Committee of
                                  the Board of Directors

R. Brooks Reed             55     Chairman of the Board, President and Chief
                                  Executive Officer

Beth A. Durrett            39     Vice President - Controller and Secretary

Teresa A. Sheffield        36     Vice President - Operations


         Mr. Meyer has served as a director of the Company since 1980. Mr. Meyer is currently President and Chief Executive Officer of Urologix, Inc. From March 1993 to January 1994 he was President and Chief Executive Officer for Fiberoptic Sensor Technologies. From January 1992 to October 1992 he was President and Chief Executive Officer for Carelink Corporation. Mr. Meyer has served as a director for Urologix, Inc. since 1994.

         Mr. O'Donnell has served as a director of the Company since 1987 and since 1987 has been a general partner of O'Donnell and Masur, L.P., a venture capital investment firm which is a significant stockholder and debtholder of the Company. Mr. O'Donnell has served as a director of RailTex, Inc. since 1988 and as a director of Chatwins Group, Inc. since 1993.

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

         Ms. Sheffield has served as Vice President - Operations since July 1992. Ms. Sheffield has served in various capacities with the Company since February 1988.

BESTWAY, INC.                                                       FORM 10-K/A
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, Continued

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended July 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows all cash and other compensation paid (or to be paid) by the Company for the fiscal years ended July 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and highest compensated executive officer for services rendered in all capacities in which they served during each period whose total annual salary and bonus exceeded $100,000 in the fiscal year ended July 31, 1996.



                                                                               Long-Term
                                                                              Compensation
                                                      Annual Compensation        Awards
                                                    -----------------------   -------------
                                                                               Restricted
            Name and                      Fiscal       Salary      Bonus         Stock
       Principal Position                  Year         ($)         ($)         Awards($)
       ------------------                  ----         ---         ---         ---------
R. Brooks Reed, Chairman,
President and Chief Executive              1996       $150,000         --         --
Officer                                    1995       $150,000    $37,111 (1)     --
                                           1994       $150,000    $74,104 (1)     --

Teresa A. Sheffield,                       1996        $85,346    $30,376         --
Vice President - Operations                1995        $71,615    $29,327         --
                                           1994        $51,385    $37,384 (2)     --

(1) This amount represents the tax liability paid by the Company relating to the restricted stock awarded by the Company to Mr. Reed in 1993 in the amount of 109,658 shares of the Company's Common Stock in connection with the restructuring of the Company.

(2) $9,538 represents the tax liability paid by the Company relating to the restricted stock awarded by the Company to Ms. Sheffield in 1993 in the amount of 13,200 shares of the Company's Common Stock in connection with the restructuring of the Company.

BESTWAY, INC.                                                       FORM 10-K/A
--------------------------------------------------------------------------------


ITEM 11. EXECUTIVE COMPENSATION, Continued

OPTION GRANTS TABLE

         The following table shows all options granted by the Company for the fiscal year ended July 31, 1996 to the Company's highest compensated executive officers listed above: (i) the number of shares covered by such options; (ii) the percent that such options represented of total options granted to all the Company's employees during the 1996 fiscal year; (iii) the exercise price, and
(iv) the expiration date.

                                                 Percent of Total
                                                Options Granted to      Exercise
                                                 Employees in 1996     Price Per    Expiration
        Name               Options Granted          Fiscal Year          Share         Date
        ----               ---------------          -----------          -----         ----
R. Brooks Reed                    --                     --                --           --

Teresa A. Sheffield               --                     --                --           --


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table shows for the fiscal year ended July 31, 1996 to the Company's highest compensated executive officers listed above: (i) the number of shares of the Company's Common Stock acquired upon exercise of options during fiscal year 1996; (ii) the aggregate dollar value realized upon exercise; (iii) the total number of unexercised options held at the end of fiscal year 1996; and (iv) the aggregate dollar value of in-the-money unexercised options held at the end of fiscal year 1996.

                                                Number of Unexercised             Value of Unexercised
                                                Options at 1996 Fiscal           In-the-Money Options at
                    Shares          Value             Year End                  1996  Fiscal  Year End (2)
                  Acquired on      Realized   ----------------------------    -----------------------------
   Name           Exercise (#)       ($)      Exercisable    Unexercisable    Exercisable     Unexercisable
   ----           ------------       ---      -----------    -------------    -----------     -------------
R. Brooks Reed         --            --                --             --              --               --

Teresa A. Sheffield    --            --            15,200         45,600         $60,800         $182,400

(2) Market value of underlying securities at year-end minus the exercise price.

RETIREMENT SAVINGS PLAN PROGRAM - 401(K) PLAN

         The Company established a Retirement Savings Plan (the "Savings Plan") effective as of September 1, 1994 which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986 (the "Code"). Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Pursuant to the Savings Plan, employees may elect to reduce their current compensation by up to 15% (subject to certain limitations under the Code) and have the amount of such reduction contributed to the Savings

BESTWAY, INC.                                                       FORM 10-K/A
--------------------------------------------------------------------------------

ITEM 11.    EXECUTIVE COMPENSATION, Continued

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Decisions regarding the compensation of the executive officers of the Company are made by the Board of Directors. In fiscal year 1996, decisions concerning the compensation of Ms. Beth A. Durrett and Ms. Teresa A. Sheffield were made by the entire Board of Directors and decisions concerning the compensation of Mr. R. Brooks Reed were made by Mr. Jack E. Meyer and Mr. James
A. O'Donnell.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 11, 1996, obtained from information furnished by the persons named below, concerning the beneficial stock ownership of each person known to the Company who may be deemed to be the beneficial owner of more than five percent of the Company's Common Stock, each director of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other then its Common Stock.

BESTWAY, INC.                                                       FORM 10-K/A
--------------------------------------------------------------------------------

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,
            Continued

NAME AND ADDRESS                          AMOUNT AND NATURE OF          PERCENT
OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP (1)      OF CLASS
-------------------                      ------------------------      --------
O'Donnell & Masur, L.P. ("O&M")              981,872                    56.2%
5949 Sherry Lane, Suite 1450
Dallas, Texas  75225

James A. O'Donnell (2)                       983,872                    56.3%
5949 Sherry Lane, Suite 1450
Dallas, Texas  75225

Mark Masur (3)                               981,952                    56.2%
5949 Sherry Lane, Suite 1450
Dallas, Texas  75225

R. Brooks Reed (4)                            58,873                     3.4%
7800 Stemmons, Suite 320
Dallas, Texas  75247

Jack E. Meyer                                 16,203                      .9%
7800 Stemmons, Suite 320
Dallas, Texas  75247

All directors and executive officers       1,088,103                    62.2%
as a group (5 persons)

Robert D. Simons                              92,517                     5.3%
317 Coinbow Drive
Mt. Pleasant, South Carolina  29464


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

BESTWAY, INC.                                                       FORM 10-K/A
--------------------------------------------------------------------------------

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,
            Continued

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is indebted to O&M in the principal amount of $3,000,000. One of the Company's directors, James A. O'Donnell, is a general partner in O&M. In addition to the Company's indebtedness to O&M, the Company is indebted to one of its directors, Jack E. Meyer, in the principal amount of $100,000 and is indebted to a private company in the principal amount of $500,000. O&M owns 71% of the total common stock of the private company, all of which is non-voting common stock, and James A. O'Donnell, a director of the Company, is a director of the private company. R. Brooks Reed, the Chairman of the Board of Directors and Chief Executive Officer of the Company, owns approximately 9.5% of the common stock of the private company, all of which is voting common stock, and is a director of the private company.

BESTWAY, INC.                                                       FORM 10-K/A
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of November, 1996.


                                 BESTWAY, INC.



                                 /s/ Beth A. Durrett
                                 -----------------------------------
                                 Beth A. Durrett
                                 Vice President - Controller
                                 (Duly authorized representative and
                                  principal financial officer)