Form 10-Q
period 1996-10-31
BESTWAY INC
filed 1996-12-16
CIK 4344

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to __________

                         Commission file number 0-8568

                                 BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            81-0332743
           ------------                                      -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

7800 Stemmons, Suite 320, Dallas, Texas                             75247
----------------------------------------                     -------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 1996, was 1,749,967.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                             FOR THE QUARTER ENDED
                                October 31, 1996



PART I - FINANCIAL INFORMATION                                           PAGE NO.
                                                                         --------
     ITEM 1.  Consolidated Unaudited Financial Statements                  3-7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8-9

PART II - OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K, Signatures                 10

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

ASSETS                                                     October 31, 1996  July 31, 1996
                                                           ----------------  -------------
                                                             (Unaudited)
Cash                                                         $    615,783    $    325,513
Restricted cash                                                   119,342         119,342
Prepaid expenses                                                  347,207         342,912
Deferred tax asset                                              1,749,823       1,821,701
Investment in partnership                                         423,560         423,560
Other assets                                                      139,709         121,473
Rental merchandise, at cost                                    15,953,671      14,309,351
       less accumulated depreciation                            5,119,917       4,716,054
                                                             ------------    ------------
                                                               10,833,754       9,593,297
                                                             ------------    ------------
Property and equipment, at cost                                 5,260,419       4,768,700
       less accumulated depreciation                            2,494,191       2,340,664
                                                             ------------    ------------
                                                                2,766,228       2,428,036
                                                             ------------    ------------
Non-competes, net of amortization                                 861,716         959,339
Goodwill, net of amortization                                   2,700,569       2,790,267
                                                             ------------    ------------
            Total assets                                     $ 20,557,691    $ 18,925,440
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                             $  1,682,996    $    976,869
Accrued interest - related parties                                 12,411          12,023
Accrued interest - other                                           49,463          49,253
Income taxes payable                                               71,428          66,031
Other accrued liabilities                                       1,285,895       1,355,146
Notes payable - related parties                                 3,600,000       3,600,000
Notes payable - other                                           6,274,109       5,448,928
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $10.00 par value
       1,000,000 authorized, none issued                             --              --
Common stock, $.01 par value, 5,000,000
       authorized, 1,749,967 and 1,747,717 issued and
       outstanding at, October 31, 1996 and July 31, 1996,         17,499          17,477
       respectively
Paid-in capital                                                16,089,897      16,078,670
Accumulated deficit                                            (8,526,007)     (8,678,957)
                                                             ------------    ------------
       Total stockholders' equity                               7,581,389       7,417,190
                                                             ------------    ------------
            Total liabilities and stockholders' equity       $ 20,557,691    $ 18,925,440
                                                             ============    ============

   The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                              (Unaudited)
                                                          Three Months Ended
                                                   -----------------------------------
                                                   October 31, 1996   October 31, 1995
                                                   ----------------   ----------------
Revenues:
     Rental income                                    $ 6,019,221        $ 4,065,737
     Sales of merchandise                                  50,535             40,972
                                                      -----------        -----------
                                                        6,069,756          4,106,709
                                                      -----------        -----------
Cost and Operating Expenses:
     Depreciation and amortization:
         Rental merchandise                             1,389,395            965,104
         Other                                            422,705            245,095
     Cost of merchandise sold                              52,458             38,174
     Salaries and wages                                 1,522,721          1,024,438
     Advertising                                          234,981            136,507
     Occupancy                                            326,588            193,177
     Other operating expenses                           1,696,931          1,082,855
     Interest expense                                     188,631            111,627
     (Gain) loss on sale of property and equipment         (9,634)            30,368
                                                      -----------        -----------
                                                        5,824,776          3,827,345
                                                      -----------        -----------
Income from continuing operations before income tax
     provision:                                           244,980            279,364
                                                      -----------        -----------
     Current income tax expense                            20,152             20,744
     Deferred income tax expense                           71,878            102,746
                                                      -----------        -----------
Income from continuing operations                         152,950            155,874
                                                      -----------        -----------
Discontinued operation:
     Loss from discontinued business
          (net of income tax benefit of $32,658)             --               51,081
                                                      -----------        -----------

Net income                                            $   152,950        $   104,793
                                                      -----------        -----------
Net income per share from continuing operations       $       .09        $       .10
                                                      ===========        ===========
Net loss per share from discontinued operations              --                 (.03)
                                                      -----------        -----------
Net income per share                                  $       .09        $       .07
                                                      ===========        ===========
Weighted average common shares outstanding              1,749,217          1,500,070
                                                      ===========        ===========








   The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             (Unaudited)
                                                                          Three Months Ended
                                                                 -----------------------------------
                                                                 October 31, 1996   October 31, 1995
                                                                 ----------------   ----------------
Cash flows from operating activities:
     Net income                                                     $   152,950        $   104,793
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                    1,812,100          1,210,200
     Net book value of rental units retired                             532,619            396,560
     (Gain) Loss on sale of property and equipment                       (9,634)            30,368
     Loss on discontinued operations                                       --               51,081
     Deferred income taxes                                               71,878            102,746
     Stock options exercised                                             11,250               --
     Changes in operating assets and liabilities other than cash:
         Prepaid expenses                                                (4,295)           (81,159)
         Other assets                                                   (18,236)          (313,606)
         Accounts payable                                               706,127            239,166
         Accrued interest payable                                           598             (2,380)
         Income taxes payable                                             5,397              6,304
         Other accrued liabilities                                      (69,251)            66,416
                                                                    -----------        -----------
            Total adjustments                                           620,340            (85,259)
                                                                    -----------        -----------
Net cash flows from operating activities                              3,191,503          1,810,489
                                                                    -----------        -----------

Cash flows from investing activities:
     Purchase of rental units and equipment                          (3,162,539)        (1,625,787)
     Additions to property and equipment                               (594,221)          (291,160)
     Proceeds from sale of property and equipment                        30,344              5,000
     Purchase of investments                                               --             (165,618)
                                                                    -----------        -----------
Net cash flows used in investing activities                          (3,726,416)        (2,077,565)
                                                                    -----------        -----------
Cash flows from financing activities:
     Proceeds of notes payable                                        1,075,000            250,000
     Repayment of notes payable                                        (249,817)           (41,815)
                                                                    -----------        -----------
Net cash flows provided by financing activities                         825,183            208,185
                                                                    -----------        -----------
Cash at August 1, 1996 and 1995, respectively                           325,513            329,342
                                                                    -----------        -----------
Cash at the end of the quarter                                      $   615,783        $   270,451
                                                                    ===========        ===========




   The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the three months ended October  31, 1996



                                                      (Unaudited)

                                         Common Stock
                                  -------------------------     Paid-In     Accumulated
                                     Shares        Amount       Capital       Deficit
                                  -----------   -----------   -----------   -----------
Balance at July 31, 1996            1,747,717   $    17,477   $16,078,670   $(8,678,957)
Stock options exercised                 2,250            22        11,227          --
Net income for the three months
     ended October 31, 1996              --            --            --         152,950
                                  -----------   -----------   -----------   -----------
Balance at October 31, 1996         1,749,967   $    17,499   $16,089,897   $(8,526,007)
                                  ===========   ===========   ===========   ===========



   The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Reference to Previous Disclosures

     The consolidated financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted or are incorporated herein by reference to the financial statements included in the Company's 1996 Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Form 10-K, particularly with regard to disclosure relating to significant accounting policies.

     Earnings Per Common Share

     Earnings per common share is based on the weighted average of common shares outstanding during the period and the effect of considering common stock equivalents (stock options) under the treasury stock method. Primary and fully diluted earnings per common share are not shown because the effect of the stock options is immaterial.

2.   Impairment of Long-Lived Assets

     As of August 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for Long-Lived Assets to be Disposed Of. The adoption of SFAS No. 121 did not have a material effect on the Company's earnings.

3.   Reclassifications

     Certain reclassifications were made to the prior year financial statements to conform with the current year presentation.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of revenues.

                                                                   Quarter Ended
                                                                    October 31
                                                                -------------------
                                                                 1996         1995
                                                                 ----         ----
Revenues
     Rental income                                               99.2%        99.0%
     Sales of merchandise                                          .8          1.0
                                                                -----        -----
         Total revenues                                         100.0        100.0
                                                                -----        -----
Cost and operating expenses
     Depreciation and amortization:
         Rental merchandise                                      22.9         23.6
         Other                                                    7.0          6.0
     Cost of merchandise sold                                      .9           .9
     Salaries and wages                                          25.1         24.9
     Advertising                                                  3.9          3.3
     Occupancy                                                    5.4          4.7
     Other operating expenses                                    27.9         26.4
     Interest expense                                             3.1          2.7
     (Gain) loss on sale of property and equipment                (.2)          .7
                                                                -----        -----
         Total cost and operating expenses                       96.0         93.2
                                                                -----        -----
Income from continuing operations before income tax provision     4.0          6.8
                                                                -----        -----
     Current income tax expense                                    .3           .5
     Deferred income tax expense                                  1.2          2.5
                                                                -----        -----
                                                                  1.5          3.0
                                                                -----        -----
Income from continuing operations                                 2.5          3.8
                                                                -----        -----
Discontinued operation:
     Loss from discontinued business, net of taxes               --            1.2
                                                                -----        -----
Net income                                                        2.5%         2.6%
                                                                =====        =====

     Total revenue increased $1,963,047 or 47.8% to $6,069,756 as compared to $4,106,709 in the quarter ended October 31, 1996. The increase was due to the inclusion of operations for the stores acquired in April 1996 from All Star Rental, Inc. (the "All Star Acquisition"), operations for the stores acquired in July 1996 from REJA, Inc. (the "REJA Acquisition"), operations from a single store acquisition in November 1995 and operations for four internal new store openings in fiscal year 1996. The stores acquired in the All Star Acquisition accounted for $1,209,407 (62%) of the increase, the stores acquired in the REJA Acquisition accounted for $530,642 (27%) of the increase, the single store acquisition accounted for $86,576 (4%) of the increase, internal new store openings accounted for $207,931 (11%) of the increase, while the Company's same stores decreased $71,509 (4%) of the overall increase in revenues. The Company's same store revenues, as a percent, decreased 1.7%.

     Total costs and operating expenses increased $1,997,431 or 52.2% and as a percent of total revenues increased from 93.2% to 96.0%. This 2.8% net increase resulted primarily from increases in other depreciation and amortization, advertising, occupancy and other operating expenses associated with the All Star and REJA Acquisitions. Salaries and wages increased $498,283 or 48.6% to $1,522,721 and increased from 24.9% to 25.1% of total revenues primarily due to the addition of key management personnel added in preparation for expansion. Interest expense increased $77,004 or 68.9% to $188,631 and increased from 2.7% to 3.1% of total revenue due to increased borrowings on the Company's revolving line of credit with its senior collateralized lender.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Financial Condition, Liquidity and Capital Resources

     On August 26, 1996, the Company extended its maturity on the $500,000 subordinated note payable to affiliate dated March 4, 1992 from August 31, 1996 to August 31, 1997. For the quarter ended October 31, 1996, the Company's net cash flows from operating activities was $3,191,503 as compared to $1,810,489 for the quarter ended October 31, 1995. The increase was primarily due to an increase in cash generating earnings.

     For the quarter ended October 31, 1996, the Company's net cash flows used in investing activities was $3,726,416 as compared to $2,077,565 for the quarter ended October 31, 1995. The Company's investing activities reflect significant increases in purchases of rental units and property and equipment as a result of the All Star and REJA Acquisitions. The Company's investing activities reflect its continuing replacement of rental merchandise that was purchased by customers either by full payout under the rental agreement or by exercise of the customers early purchase option.

     For the quarter ended October 31, 1996, the Company's net cash flows from financing activities was $825,183 as compared to $208,185 for the quarter ended October 31, 1995. The increase in financing activities principally reflects increased borrowings on the Company's debt.

     With the Company having available credit of $1,719,973 under the $7,500,000 amended line of credit at October 31, 1996, management believes the Company has adequate resources to meet its future cash obligations.

Inflation

     Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

        (a)  Exhibits required by Item 601 of Regulation S-K

             27  Financial Data Schedule
                     Filed electronically only, not attached to printed reports

        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended October 31, 1996


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BESTWAY, INC.




December 16, 1996                       /s/ Beth A. Durrett
                                        ------------------------------------
                                        Beth A. Durrett
                                        Vice President - Controller
                                        (Principal Financial Officer and duly
                                        authorized to sign on behalf of the
                                        Registrant)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
