Form 10-Q
period 1997-01-31
BESTWAY INC
filed 1997-03-17
CIK 4344

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to __________

                         Commission file number 0-8568
                                                ------

                                 BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     81-0332743
         --------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

7800 Stemmons, Suite 320, Dallas, Texas                   75247
---------------------------------------                ----------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1997, was 1,749,967.

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                             FOR THE QUARTER ENDED
                                January 31, 1997



PART I - FINANCIAL INFORMATION                                      PAGE NO.
                                                                    --------

     ITEM 1.  Consolidated Unaudited Financial Statements             3-8

     ITEM 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations       8-11

PART II - OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K, Signatures             12

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

ASSETS                                                          January 31, 1997    July 31, 1996
                                                                ----------------    -------------
                                                                    (Unaudited)

Cash                                                             $    329,721       $    325,513
Restricted cash                                                       119,342            119,342
Prepaid expenses                                                      265,191            342,912
Deferred tax asset                                                  1,800,906          1,821,701
Investment in partnership                                                --              423,560
Other assets                                                          130,183            121,473

Rental merchandise, at cost                                        15,734,646         14,309,351
        less accumulated depreciation                               5,424,137          4,716,054
                                                                 ------------       ------------
                                                                   10,310,509          9,593,297
                                                                 ------------       ------------

Property and equipment, at cost                                     5,406,325          4,768,700
        less accumulated depreciation                               2,646,287          2,340,664
                                                                 ------------       ------------
                                                                    2,760,038          2,428,036
                                                                 ------------       ------------
Non-competes, net of amortization                                     764,090            959,339
Goodwill, net of amortization                                       2,610,870          2,790,267
                                                                 ------------       ------------
             Total assets                                        $ 19,090,850       $ 18,925,440
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $    458,934       $    976,869
Accrued interest - related parties                                     13,057             12,023
Accrued interest - other                                               53,240             49,253
Income taxes payable                                                   48,316             66,031
Other accrued liabilities                                           1,353,619          1,355,146

Notes payable - related parties                                     3,600,000          3,600,000
Notes payable - other                                               6,074,983          5,448,928

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $10.00 par value
        1,000,000 authorized, none issued                                --                 --
Common stock, $.01 par value, 5,000,000
        authorized, 1,749,967 and 1,747,717 issued and
        outstanding at, January 31, 1997 and July 31, 1996,
        respectively                                                   17,500             17,477

Paid-in capital                                                    16,089,897         16,078,670
Accumulated deficit                                                (8,618,696)        (8,678,957)
                                                                 ------------       ------------
        Total stockholders' equity                                  7,488,701          7,417,190
                                                                 ------------       ------------
             Total liabilities and stockholders' equity          $ 19,090,850       $ 18,925,440
                                                                 ============       ============



   The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           (Unaudited)
                                                                      Three Months Ended                   Six Months Ended
                                                                      ------------------                   ----------------
                                                                         January 31,                          January 31,
                                                                 1997                1996               1997              1996
                                                                 ----                ----               ----              ----
Revenues:

   Rental income                                            $  6,255,585       $  4,226,292       $ 12,274,806      $  8,292,029
   Sales of merchandise                                           64,979             43,092            115,514            84,064
                                                            ------------       ------------       ------------      ------------
                                                               6,320,564          4,269,384         12,390,320         8,376,093
                                                            ------------       ------------       ------------      ------------
Cost and Operating Expenses:
   Depreciation and amortization:
     Rental merchandise                                        1,400,602          1,020,125          2,789,997         1,985,229
     Other                                                       421,008            251,416            843,713           496,511
   Cost of merchandise sold                                       62,655             44,582            115,113            82,756
   Salaries and wages                                          1,633,998          1,098,152          3,156,719         2,122,590
   Advertising                                                   220,890            176,101            455,871           312,608
   Occupancy                                                     345,389            198,182            671,977           391,359
   Other operating expenses                                    1,726,178          1,087,953          3,423,109         2,170,808
   Equity in loss of partnership                                 193,981               --              193,981              --
   Write off of investment in partnership                        229,579               --              229,579              --
   Interest expense                                              210,146            134,885            398,777           246,512
   Loss (gain) on sale of property and equipment                  10,070             (3,157)               436            27,211
                                                            ------------       ------------       ------------      ------------
                                                               6,454,496          4,008,239         12,279,272         7,835,584
                                                            ------------       ------------       ------------      ------------

Income (loss) from continuing operations before
   income tax provision:                                        (133,932)           261,145            111,048           540,509
                                                            ------------       ------------       ------------      ------------
   Current income tax expense                                      9,840             19,487             29,992            40,231
   Deferred income tax (benefit) expense                         (51,083)            94,880             20,795           197,626
                                                            ------------       ------------       ------------      ------------
Income (loss) from continuing operations                         (92,689)           146,778             60,261           302,652
                                                            ------------       ------------       ------------      ------------
Discontinued operation:
   Loss from discontinued business
        (net of income tax benefit of $21,528
         and $54,186)                                                --              38,844               --              89,925
                                                            ------------       ------------       ------------      ------------
Net income (loss)                                           $    (92,689)      $    107,934       $     60,261      $    212,727
                                                            ============       ============       ============      ============
Net income (loss) per share from continuing operations      $       (.05)      $        .10       $        .03      $        .20
                                                            ------------       ------------       ------------      ------------
Net loss per share from discontinued operations                      --                 .03               --        $        .06
                                                            ------------       ------------       ------------      ------------
Net income (loss) per share                                 $       (.05)      $        .07       $        .03               .14
                                                            ============       ============       ============      ============
Weighted average common shares outstanding                     1,749,967          1,500,070          1,749,592         1,500,070
                                                            ============       ============       ============      ============





    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    (Unaudited)
                                                                                  Six Months Ended
                                                                     ----------------------------------------
                                                                     January 31, 1997        January 31, 1996
                                                                     ----------------        ----------------
Cash flows from operating activities:
     Net income                                                        $    60,261             $   212,727
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                       3,633,710               2,481,738
     Net book value of rental units retired                                845,542                 605,084
     Loss on sale of property and equipment                                    436                  27,211
     Loss on discontinued operations                                          --                    89,925
     Equity in loss of partnership                                         193,981                    --
     Write off of investment in partnership                                229,579                    --
     Deferred income taxes                                                  20,795                 197,626
     Changes in operating assets and liabilities other than cash:
         Prepaid expenses                                                   77,721                 (26,223)
         Other assets                                                       (8,710)                 47,579
         Accounts payable                                                 (517,935)               (230,079)
         Accrued interest payable                                            5,021                  11,049
         Income taxes payable                                              (17,715)                  1,259
         Other accrued liabilities                                          (1,527)               (275,022)
                                                                       -----------             -----------
            Total adjustments                                             (463,145)               (471,437)
                                                                       -----------             -----------
Net cash flows from operating activities                                 4,521,159               3,142,874
                                                                       -----------             -----------

Cash flows from investing activities:
     Purchase of rental units and equipment                             (4,351,310)             (3,090,639)
     Additions to property and equipment                                  (835,490)               (554,491)
     Proceeds from sale of property and equipment                           32,544                  13,580
     Purchase of investments                                                  --                  (493,500)
                                                                       -----------             -----------
Net cash flows used in investing activities                             (5,154,256)             (4,125,050)
                                                                       -----------             -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                 11,250                    --
     Proceeds from notes payable                                         1,825,000               1,625,000
     Repayment of notes payable                                         (1,198,945)               (633,690)
                                                                       -----------             -----------
Net cash flows provided by financing activities                            637,305                 991,310
                                                                       -----------             -----------
Cash at August 1, 1996 and 1995, respectively                              325,513                 329,342
                                                                       -----------             -----------
Cash at the end of the quarter                                         $   329,721             $   338,476
                                                                       ===========             ===========



    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the six months ended JANUARY 31, 1997



                                                            (Unaudited)

                                           Common Stock                Paid-In        Accumulated
                                     ------------------------          Capital          Deficit
                                      Shares          Amount           -------          -------
                                      ------          ------
Balance at July 31, 1996             1,747,717      $    17,477      $16,078,670      $(8,678,957)
Stock options exercised                  2,250               23           11,227             --
Net income for the six months
     ended January 31, 1997               --               --               --             60,261
                                     ---------      -----------      -----------      -----------
Balance at January 31, 1997          1,749,967      $    17,500      $16,089,897      $(8,618,696)
                                     =========      ===========      ===========      ===========




    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3.       Investment in Partnership

         On October 19, 1995, the Company became a 50% limited partner in a newly formed partnership, Value Auto Partners, Ltd. ("the Partnership"). The purpose of the Partnership is to engage in the financing of used cars. The Company accounts for its Partnership interest by the equity method. As of January 31, 1997, the Company has contributed $437,500 to the Partnership and has received distributions of approximately $14,000. The Company's equity in Partnership losses was $193,981 for the six months ended January 31, 1997. As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, management concluded that the investment should be written off. Accordingly, during the second quarter the Company recorded a pretax charge of $229,579 which represents the remaining carrying amount of its investment in the Partnership. The charge resulted in a deferred tax benefit of $86,322. Shown below is the unaudited summarized financial information related to the
Partnership:


For the period ended January 31, 1997:
         Revenues                                                   $    51,905
         Costs and expenses                                             439,867
                                                                    -----------
         Net loss                                                   $  (387,962)
                                                                    ===========

At January 31, 1997:
         Assets                                                     $ 1,516,532
                                                                    ===========
         Liabilities                                                  1,301,961
         Partners' Capital                                              214,571
                                                                    -----------
                                                                    $ 1,516,532
                                                                    ===========

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, con't.

4.   Reclassifications

         Certain reclassifications were made to the prior year financial statements to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as a percentage of revenues.

                                                                   Three Months Ended       Six Months Ended
                                                                       January 31,             January 31,
                                                                    1997        1996        1997         1996
                                                                    ----        ----        ----         ----
 Revenues
     Rental income                                                 99.0%        99.0%        99.1%       99.0%
     Sales of merchandise                                           1.0          1.0           .9         1.0
                                                                  -----        -----        -----       -----
         Total revenues                                           100.0        100.0        100.0       100.0
                                                                  -----        -----        -----       -----
Cost and operating expenses
     Depreciation and amortization:
         Rental merchandise                                        22.2         23.9         22.6        23.8
         Other                                                      6.7          5.9          6.8         5.9
     Cost of merchandise sold                                       1.0          1.0           .9         1.0
     Salaries and wages                                            25.6         25.7         25.5        25.3
     Advertising                                                    3.5          4.1          3.7         3.7
     Occupancy                                                      5.5          4.7          5.4         4.7
     Other operating expenses                                      27.3         25.5         27.6        25.9
     Equity in loss of partnership                                  3.1          --           1.6         --
     Write off of investment in partnership                         3.6          --           1.8         --
     Interest expense                                               3.4          3.2          3.2         2.9
     Loss (gain) on sale of property and equipment                   .2          (.1)         --           .3
                                                                  -----        -----        -----       -----
         Total cost and operating expenses                        102.1         93.9         99.1        93.5
                                                                  -----        -----        -----       -----

Income (loss) from continuing operations before income tax
         provision                                                 (2.1)         6.1           .9         6.5
                                                                  -----        -----        -----       -----
     Current income tax expense                                      .2           .4           .2          .5
     Deferred income tax (benefit) expense                          (.8)         2.3           .2         2.4
                                                                  -----        -----        -----       -----
Income (loss) from continuing operations                           (1.5)         3.4           .5         3.6
                                                                  -----        -----        -----       -----
Discontinued operation:
     Loss from discontinued business, net of taxes                  --            .9          --          1.1
                                                                  -----        -----        -----       -----
Net income (loss)                                                  (1.5)%        2.5%          .5%        2.5%
                                                                  =====        =====        =====       =====


BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't

Comparison of Three Months Ended January 31, 1997 and 1996

         For the three months ended January 31, 1997 compared to the three months ended January 31, 1996, total revenues increased by $2,051,180 (48.0%) to $6,320,564 from $4,269,384. The increase was primarily due to the inclusion of the operating results for the stores acquired and opened during fiscal year 1996. The stores acquired and opened in 1996 accounted for $1,825,470 (89.0%) while the Company's same stores accounted for $225,710 (11.0%) of the increase. The Company's same store revenues for the quarter, as a percent, increased 5.3%.

         For the three months ended January 31,1997 compared to the three months ended January 31, 1996, total costs and operating expenses increased $2,446,257 to $6,454,496 from $4,008,239. Cost and operating expenses increased $423,560 or 6.7% as a percentage of total revenues due to losses incurred and the write off of the Company's investment in Value Auto Partners, Ltd. ("the Partnership"). The Company's equity in Partnership losses was $193,981 or 3.1% as a percentage of total revenues. As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, management concluded that the investment should be written off. Accordingly, during the second quarter the Company recorded a pretax charge of $229,579 or 3.6% as a percentage of total revenues, which represents the remaining balance of its investment in the Partnership. Costs and operating expenses associated with the Company's core business increased $2,022,697 and as a percentage of total revenues increased to 95.4% from 93.9%. This 1.5% increase is primarily the result of costs and operating expenses associated with the stores acquired and opened in 1996. Depreciation expense related to rental merchandise increased $380,477 to $1,400,602 from $1,020,125, but decreased by 1.7% as a percentage of total revenues. Other depreciation and amortization increased $169,592 to $421,008 from $251,416 and as a percentage of total revenues increased 0.8% to 6.7% from 5.9%. Amortization of intangibles increased $98,618 due to the increase related to the stores acquired in 1996. Other depreciation increased $70,974 primarily due to the increase related to the stores acquired and opened in 1996. Salaries and wages increased $535,846 to $1,633,998 from $1,098,152 and as a percentage of total revenues decreased 0.1% to 25.6% from 25.7% primarily due to the addition of the stores acquired and opened in 1996, increased same store payroll and the addition of key management personnel. The acquired and new locations produced additional payroll expense of $383,141 for the three month period. Same store payroll increased $43,667 for the three month period. The addition of key management personnel produced additional payroll expense of $109,038 for the three month period. Occupancy expense increased $147,207 to $345,389 from $198,182 and as a percentage of total revenues increased 0.8% to 5.5% from 4.7% primarily due to the addition of the stores acquired and opened in 1996. Other operating expenses increased $638,225 to $1,726,178 from $1,087,953 and as a percentage of total revenues increased 1.8% to 27.3% from 25.5% primarily due to the addition of the stores acquired and opened in 1996. Interest expense increased $75,261 to $210,146 from $134,885 and as a percentage of total revenues increased 0.2% to 3.4% from 3.2% primarily due to increased borrowings on the Company's senior debt as a result of the stores acquired in 1996.

Comparison of Six Months Ended January 31, 1997 and 1996

         For the six months ended January 31, 1997 compared to the six months ended January 31, 1996, total revenues increased by $4,014,227 (47.9%) to $12,390,320 from $8,376,093. The increase was due to the inclusion of the operating results for the stores acquired and opened during fiscal year 1996. The stores acquired and opened in 1996 accounted for $4,010,478 (99.9%) while the Company's same stores accounted for $3,749 (0.1%) of the increase.

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Comparison of Six Months Ended January 31, 1997 and 1996, con't

For the six months ended January 31, 1997 compared to the six months ended January 31, 1996, total costs and operating expenses increased $4,443,688 to $12,279,272 from $7,835,584. Costs and operating expenses increased $423,560 or 3.4% as a percentage of total revenues due to losses incurred on the Company's investment in the Partnership. The Company's equity in Partnership losses was $193,981 or 1.6% as a percentage of total revenues. The write off of the remaining balance of the investment in the Partnership resulted in a pretax loss of $229,579 or 1.8% as a percentage of total revenues for the six months ended January 31, 1997. Cost and operating expenses associated with the Company's core business increased $4,020,128 and as a percentage of total revenues increased to 95.7% from 93.5%. This 2.2% increase is primarily the result of the costs and operating expenses associated with the stores acquired and opened in 1996. Depreciation expense related to rental merchandise increased $804,768 to $2,789,997 from $1,985,229, but decreased by 1.2% as a percentage of total revenues. Other depreciation and amortization increased $347,202 to $843,713 from $496,511 and as a percentage of total revenues increased 0.9% to 6.8% from 5.9%. Amortization of intangibles increased $197,236 due to the increase related to the stores acquired in 1996. Other deprecation increased $149,966 primarily due to the stores acquired and opened in 1996. Salaries and wages increased $1,034,129 to $3,156,719 from $2,122,590 and as a percentage of total revenues increased 0.2% to 25.5% from 25.3% primarily due to the addition of the stores acquired and opened in 1996, increased same store payroll and the addition of key management personnel. The acquired and new locations produced additional payroll expense of $790,495 for the six month period. Same store payroll increased $26,243 for the six month period. The addition of key management personnel produced additional payroll expense of $217,391 for the six month period. Occupancy expense increased $280,618 to $671,977 from $391,359 and as a percentage of total revenues increased 0.7% to 5.4% from 4.7% primarily due to the addition of the stores acquired and opened in 1996. Other operating expense increased $1,252,301 to $3,423,109 from $2,170,808 and as a percentage of total revenues increased 1.7% to 27.6% from 25.9% primarily due to the addition of the stores acquired and opened in 1996. Interest expense increased $152,265 to $398,777 from $246,512 and as a percentage of total revenues increased 0.3% to 3.2% from 2.9% primarily due to increased borrowings on the Company senior debt as a result of the stores acquired in 1996.

Financial Condition, Liquidity and Capital Resources

         On August 26, 1996, the Company extended its maturity on the $500,000 subordinated note payable to affiliate dated March 4, 1992 from August 31, 1996 to August 31, 1997. For the six months ended January 31, 1997, the Company's net cash flows from operating activities was $4,521,159 as compared to $3,142,874 for the six months ended January 31, 1996. The increase was primarily due to an increase in cash generating earnings.

         For the six months ended January 31, 1997, the Company's net cash flows used in investing activities was $5,154,256 as compared to $4,125,050 for the six months ended January 31, 1996. The Company's investing activities reflect significant increases in purchases of rental units and property and equipment as a result of the stores acquired in 1996. The Company's investing activities reflect its continuing replacement of rental merchandise that was purchased by customers either by full payout under the rental agreement or by exercise of the customers early purchase option.

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Financial Condition, Liquidity and Capital Resources, con't.

         For the six months ended January 31, 1997, the Company's net cash flows from financing activities was $637,305 as compared to $991,310 for the six months ended January 31, 1996. The decrease in financing activities principally reflects increased repayments on the Company's debt.

         With the Company having available credit of $1,719,973 under the $7,500,000 amended line of credit at January 31, 1997, management believes the Company has adequate resources to meet its future cash obligations.

Inflation

         Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a)   Exhibits required by Item 601 of Regulation S-K

               27   Financial Data Schedule
                          Filed electronically only, not attached to printed reports

         (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the six months ended January 31, 1997


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BESTWAY, INC.




March 17, 1997                             /s/ Beth A. Durrett
                                           -----------------------------
                                           Beth A. Durrett
                                           Vice President - Controller
                                           (Principal Financial Officer
                                           and duly authorized to sign
                                           on behalf of the Registrant)