Form 10-Q
period 1997-04-30
BESTWAY INC
filed 1997-06-16
CIK 4344

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1997


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                         Commission file number 0-8568

                                 BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        81-0332743
----------------------------------                     -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


7800 Stemmons, Suite 320, Dallas, Texas                     75247
----------------------------------------               -------------------
(Address of principal executive offices)                  (Zip Code)

                                 (214) 630-6655
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of Common Stock, $.01 par value, outstanding as of April 30 1997, was 1,749,967.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                             FOR THE QUARTER ENDED
                                 April 30, 1997


PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
       ITEM 1.      Consolidated Unaudited Financial Statements           3-8

       ITEM 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   9-11

PART II - OTHER INFORMATION

       ITEM 6.      Exhibits and Reports on Form 8-K, Signatures          12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                                           (Unaudited)
ASSETS                                          April 30, 1997     July 31, 1996
                                                --------------     -------------
Cash                                             $    507,009       $    325,513
Restricted cash                                       119,342            119,342
Prepaid expenses                                      222,347            342,912
Deferred tax asset                                  1,732,745          1,821,701
Investment in partnership                                  --            423,560
Other assets                                          165,545            121,473



Rental merchandise, at cost                        15,413,677         14,309,351
  less accumulated depreciation                     5,539,148          4,716,054
                                                 ------------       ------------

                                                    9,874,529          9,593,297
                                                 ------------       ------------
Property and equipment, at cost                     4,869,488          4,768,700
  less accumulated depreciation                     2,080,852          2,340,664
                                                 ------------       ------------

                                                    2,788,636          2,428,036
                                                 ------------       ------------
Non-competes, net of amortization                     666,467            959,339
Goodwill, net of amortization                       2,521,172          2,790,267
                                                 ------------       ------------
    Total assets                                 $ 18,597,792       $ 18,925,440
                                                 ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                 $    780,342       $    976,869
Accrued interest - related parties                     12,023             12,023
Accrued interest - other                               41,312             49,253
Income taxes payable                                   63,935             66,031
Other accrued liabilities                           1,339,593          1,355,146
Notes payable - related parties                     3,600,000          3,600,000
Notes payable - other                               5,176,110          5,448,928
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $10.00 par value
  1,000,000 authorized, none issued                        --                 --
Common stock, $.01 par value, 5,000,000
  authorized, 1,749,967 and 1,747,717 issued
  and outstanding at, April 30, 1997 and
  July 31, 1996, respectively
                                                       17,500             17,477
Paid-in capital                                    16,089,897         16,078,670
Accumulated deficit                                (8,522,920)        (8,678,957)
                                                 ------------       ------------
  Total stockholders' equity                        7,584,477          7,417,190
                                                 ------------       ------------
    Total liabilities and stockholders' equity   $ 18,597,792       $ 18,925,440
                                                 ============       ============

    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          (Unaudited)
                                                       Three Months Ended            Nine Months Ended
                                                           April 30,                      April 30,
                                                      1997           1996            1997           1996
                                                  ------------   ------------    ------------   ------------
Revenues:
  Rental income                                   $  6,095,233   $  4,521,249    $ 18,370,039   $ 12,813,278
  Sales of merchandise                                 113,217         74,589         228,731        158,653
                                                  ------------   ------------    ------------   ------------
                                                     6,208,450      4,595,838      18,598,770     12,971,931
                                                  ------------   ------------    ------------   ------------
Cost and Operating Expenses:
  Depreciation and amortization:
    Rental merchandise                               1,328,729      1,072,287       4,118,726      3,057,516
    Other                                              422,063        264,118       1,265,776        760,629
  Cost of merchandise sold                             104,825         69,392         219,938        152,148
  Salaries and wages                                 1,559,393      1,126,830       4,716,112      3,249,420
  Advertising                                          147,379        186,668         603,250        499,276
  Occupancy                                            360,425        231,990       1,032,402        623,349
  Other operating expenses                           1,913,233      1,285,468       5,336,342      3,456,276
  Equity in loss of partnership                             --             --         193,981             --
  Write off of investment in partnership                    --             --         229,579             --
  Interest expense                                     180,385        130,895         579,162        377,407
  Loss (gain) on sale of property and equipment         12,462         (5,643)         12,898         21,568
                                                  ------------   ------------    ------------   ------------
                                                     6,028,894      4,362,005      18,308,166     12,197,589
                                                  ------------   ------------    ------------   ------------
Income from continuing operations before
  income tax provision:                                179,556        233,833         290,604        774,342
                                                  ------------   ------------    ------------   ------------
  Current income tax expense                            15,619         36,188          45,611         76,419
  Deferred income tax expense                           67,962         81,549          88,956        279,175
                                                  ------------   ------------    ------------   ------------
Income from continuing operations                       95,975        116,096         156,037        418,748
                                                  ------------   ------------    ------------   ------------
Discontinued operation:
  Loss from discontinued business
    (net of income tax benefit of $54,186)                  --             --              --         89,925
                                                  ------------   ------------    ------------   ------------
Net income                                        $     95,975   $    116,096    $    156,037   $    328,823
                                                  ============   ============    ============   ============
Net income per share from continuing operations   $        .05   $        .08    $        .09   $        .28

Net loss per share from discontinued operations             --             --              --            .06
                                                  ------------   ------------    ------------   ------------
Net income per share                              $        .05   $        .08    $        .09   $        .22
                                                  ============   ============    ============   ============
Weighted average common shares outstanding           1,749,967      1,538,619       1,749,717      1,512,920
                                                  ============   ============    ============   ============

    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)
                                                                   Nine Months Ended
                                                           ---------------------------------

                                                           April 30, 1997     April 30, 1996
                                                           --------------     --------------
Cash flows from operating activities:
  Net income                                                $    156,037       $    328,823
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                5,384,502          3,818,140
  Net book value of rental units retired                       1,414,154            874,612
  Loss on sale of property and equipment                          12,898             31,072
  Loss on discontinued operations                                     --             89,925
  Equity in loss of partnership                                  193,981                 --
  Write off of investment in partnership                         229,579                 --
  Deferred income taxes                                           88,956            279,176
  Changes in operating assets and liabilities
  other than cash:
    Prepaid expenses                                             120,565           (163,414)
    Other assets                                                 (44,072)            68,098
    Accounts payable                                            (196,527)           444,560
    Accrued interest payable                                      (7,941)             7,114
    Income taxes payable                                          (2,096)             5,437
    Other accrued liabilities                                    (15,553)          (161,991)
                                                            ------------       ------------
      Total adjustments                                         (145,624)           199,804
                                                            ------------       ------------
Net cash flows from operating activities                       7,334,483          5,621,552
                                                            ------------       ------------
Cash flows from investing activities:
  Purchase of rental units and equipment                      (5,812,664)        (4,856,330)
  Additions to property and equipment                         (1,114,574)          (674,281)
  Proceeds from sale of property and equipment                    35,819             14,978
  Purchase of investments                                             --           (555,266)
                                                            ------------       ------------
Net cash flows used in investing activities                   (6,891,419)        (6,070,899)
                                                            ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                          11,250                 --
  Proceeds from notes payable                                  1,825,000          3,393,410
  Repayment of notes payable                                  (2,097,818)        (2,919,070)
                                                            ------------       ------------
Net cash flows (used in) provided by financing activities       (261,568)           474,340
                                                            ------------       ------------
Cash at August 1, 1996 and 1995, respectively                    325,513            329,342
                                                            ------------       ------------
Cash at the end of the quarter                              $    507,009       $    354,335
                                                            ============       ============
Supplemental cash flow information:

  Fair value of assets acquired                                       --       $  2,656,373
  Liabilities assumed and incurred                                    --          2,078,138
  Common stock issued                                                 --            578,235

    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the nine months ended April 30, 1997



                                                     (Unaudited)

                                        Common Stock
                                 -------------------------     Paid-In     Accumulated
                                   Shares        Amount        Capital       Deficit
                                 -----------   -----------   -----------   -----------
Balance at July 31, 1996           1,747,717   $    17,477   $16,078,670   $(8,678,957)

Stock options exercised                2,250            23        11,227            --

Net income for the nine months
  ended April 30, 1997                    --            --            --       156,037
                                 -----------   -----------   -----------   -----------
Balance at April 30, 1997          1,749,967   $    17,500   $16,089,897   $(8,522,920)
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

     During February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. The impact of this statement, when adopted, will not be material.

2.   Impairment of Long-Lived Assets

     As of August 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets. The adoption of SFAS No. 121 did not have a material effect on the Company's earnings.

3.   Investment in Partnership

     On October 19, 1995, the Company became a 50% limited partner in a newly formed partnership, Value Auto Partners, Ltd. ("the Partnership"). The purpose of the Partnership is to engage in the financing of used cars. The Company accounts for its Partnership interest by the equity method. As of January 31, 1997, the Company had contributed $437,500 to the Partnership and had received distributions of approximately $14,000. The Company's equity in Partnership losses was $193,981 for the six months ended January 31, 1997. As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, management concluded that the investment should be written off. Accordingly, during the second quarter the Company recorded a pretax charge of $229,579 which represented the remaining carrying amount of its investment in the Partnership. The charge resulted in a deferred tax benefit of $86,322.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, con't.


3.   Investment in Partnership, con't.

     Shown below is the unaudited summarized financial information related to the Partnership:


              For the period ended January 31, 1997:
                       Revenues                       $   51,905
                       Costs and expenses                439,867
                                                      ----------
                       Net loss                       $(387,962)
                                                      ==========

              At January 31, 1997:
                       Assets                         $1,516,532
                                                      ==========
                       Liabilities                     1,301,961
                       Partners' Capital                 214,571
                                                      ----------
                                                      $1,516,532
                                                      ==========

4.   Notes Payable

     On May 15, 1997, the Company paid in full a $500,000 subordinated note payable to an affiliate.

5.   Reclassifications

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


                                                Three Months Ended   Nine Months Ended
                                                     April 30,           April 30,
                                                   1997      1996      1997      1996
                                                   ----      ----      ----      ----
Revenues
  Rental income                                    98.2%     98.4%     98.8%     98.8%
  Sales of merchandise                              1.8       1.6       1.2       1.2
                                                  -----     -----     -----     -----
    Total revenues                                100.0     100.0     100.0     100.0
                                                  -----     -----     -----     -----
Cost and operating expenses
  Depreciation and amortization:
    Rental merchandise                             21.4      23.3      22.1      23.6
    Other                                           6.8       5.8       6.8       5.9
  Cost of merchandise sold                          1.7       1.5       1.2       1.2
  Salaries and wages                               25.1      24.5      25.4      25.0
  Advertising                                       2.4       4.1       3.2       3.8
  Occupancy                                         5.8       5.0       5.6       4.8
  Other operating expenses                         30.8      28.0      28.7      26.6
  Equity in loss of partnership                      --        --       1.0        --
  Write off of investment in partnership             --        --       1.2        --
  Interest expense                                  2.9       2.8       3.1       2.9
  Loss (gain) on sale of property and equipment      .2       (.1)       .1        .2
                                                  -----     -----     -----     -----
    Total cost and operating expenses              97.1      94.9      98.4      94.0
                                                  -----     -----     -----     -----

Income from continuing operations before
  income tax provision                              2.9       5.1       1.6       6.0
                                                  -----     -----     -----     -----
  Current income tax expense                         .3        .8        .2        .6
  Deferred income tax expense                       1.1       1.8        .5       2.2
                                                  -----     -----     -----     -----
Income from continuing operations                   1.5       2.5        .9       3.2
                                                  -----     -----     -----     -----

Discontinued operation:
  Loss from discontinued business, net of taxes      --        --        --        .7
                                                  -----     -----     -----     -----
Net income                                          1.5%      2.5%       .9%      2.5%
                                                  =====     =====     =====     =====

Comparison of Three Months Ended April 30, 1997 and 1996

     For the three months ended April 30, 1997 compared to the three months ended April 30 1996, total revenues increased by $1,612,612 (35.1%) to $6,208,450 from $4,595,838. The increase was primarily due to the inclusion of the operating results for the stores acquired and opened during fiscal year 1996. The stores acquired and opened in 1996 accounted for $1,502,671 (93.2%) while the Company's same stores accounted for $109,941 (6.8%) of the increase. The Company's same store revenues for the quarter, as a percent, increased 2.5%.

     For the three months ended April 30,1997 compared to the three months ended April 30, 1996, total costs and operating expenses increased $1,666,889 to $6,028,894 from $4,362,005 and as a percentage of total revenues increased to 97.1% from 94.9%. This 2.2% increase is primarily the result of costs and operating expenses associated with the stores acquired and opened in 1996. Depreciation

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS, con't.

Comparison of Three Months Ended April 30, 1997 and 1996, con't.

expense related to rental merchandise increased $256,442 to $1,328,729 from $1,072,287, but decreased by 1.9% as a percentage of total revenues. Other depreciation and amortization increased $157,945 to $422,063 from $264,118 and as a percentage of total revenues increased 1.0% to 6.8% from 5.8%. Amortization of intangibles increased $98,618 due to the increase related to the stores acquired in 1996. Other depreciation increased $59,327 primarily due to the increase related to the stores acquired and opened in 1996.
Salaries and wages increased $432,563 to $1,559,393 from $1,126,830 and as a percentage of total revenues increased 0.6% to 25.1% from 24.5% primarily due to the addition of the stores acquired and opened in 1996, increased same store payroll and the addition of key management personnel. The acquired and new locations produced additional payroll expense of $313,333 for the three month period. Same store payroll increased $76,843 for the three month period. The addition of key management personnel produced additional payroll expense of $42,387 for the three month period. Occupancy expense increased $128,435 to $360,425 from $231,990 and as a percentage of total revenues increased 0.8% to 5.8% from 5.0% primarily due to the addition of the stores acquired and opened in 1996. Other operating expenses increased $627,765 to $1,913,233 from $1,285,468 and as a percentage of total revenues increased 2.8% to 30.8% from 28.0% primarily due to the addition of the stores acquired and opened in 1996. Interest expense increased $49,490 to $180,385 from $130,895 and as a percentage of total revenues increased 0.1% to 2.9% from 2.8% primarily due to increased borrowings on the Company's senior debt as a result of the stores acquired in 1996.

Comparison of Nine Months Ended April 30, 1997 and 1996

     For the nine months ended April 30, 1997 compared to the nine months ended April 30, 1996, total revenues increased by $5,626,839 (43.4%) to $18,598,770 from $12,971,931. The increase was due to the inclusion of the operating results for the stores acquired and opened during fiscal year 1996. The stores acquired and opened in 1996 accounted for $5,608,703 (99.7%) while the Company's same stores accounted for $18,136 (0.3%) of the increase.

     For the nine months ended April 30, 1997 compared to the nine months ended April 30, 1996, total costs and operating expenses increased $6,110,577 to $18,308,166 from $12,197,589. Costs and operating expenses increased $423,560 or 2.2% as a percentage of total revenues due to losses incurred on the Company's investment in the Partnership. The Company's equity in Partnership
losses was $193,981 or 1.0% as a percentage of total revenues.   The write off
of the remaining balance of the investment in the Partnership resulted in a pretax loss of $229,579 or 1.2% as a percentage of total revenues for the nine months ended April 30, 1997. Cost and operating expenses associated with the Company's core business increased $5,687,017 and as a percentage of total revenues increased to 96.2% from 94.0%. This 2.2% increase is primarily the result of the costs and operating expenses associated with the stores acquired
and opened in 1996.   Depreciation expense related to rental merchandise
increased $1,061,210 to $4,118,726 from $3,057,516, but decreased by 1.5% as a percentage of total revenues. Other depreciation and amortization increased $505,147 to $1,265,776 from $760,629 and as a percentage of total revenues increased 0.9% to 6.8% from 5.9%. Amortization of intangibles increased $295,854 due to the increase related to the stores acquired in 1996. Other deprecation increased $209,293 primarily due to the stores acquired and opened in 1996. Salaries and wages increased $1,466,692 to $4,716,112 from $3,249,420 and as a percentage of total revenues increased 0.4% to 25.4% from 25.0% primarily due to the addition of the stores acquired and opened in 1996, increased same store payroll and the addition of key management personnel. The acquired and new locations produced additional payroll expense of $1,117,613 for the nine month period. Same store payroll increased $89,301 for the nine month period. The addition of key management personnel produced additional payroll expense of $259,778 for the nine month period. Occupancy expense increased

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS, con't

Comparison of Nine Months Ended April 30, 1997 and 1996, con't.

$409,053 to $1,032,402 from $623,349 and as a percentage of total revenues increased 0.8% to 5.6% from 4.8% primarily due to the addition of the stores acquired and opened in 1996. Other operating expense increased $1,880,066 to $5,336,342 from $3,456,276 and as a percentage of total revenues increased 2.1% to 28.7% from 26.6% primarily due to the addition of the stores acquired and opened in 1996. Interest expense increased $201,775 to $579,162 from $377,407 and as a percentage of total revenues increased 0.2% to 3.1% from 2.9% primarily due to increased borrowings on the Company senior debt as a result of the stores acquired in 1996.

Financial Condition, Liquidity and Capital Resources

     On May 15, 1997 the Company paid in full a $500,000 subordinated note payable to an affiliate. For the nine months ended April 30, 1997, the Company's net cash flows from operating activities was $7,334,483 as compared to $5,621,552 for the nine months ended April 30, 1996. The increase was primarily due to an increase in cash generating earnings.

     For the nine months ended April 30, 1997, the Company's net cash flows used in investing activities was $6,891,419 as compared to $6,070,899 for the nine months ended April 30, 1996. The Company's investing activities reflect significant increases in purchases of rental units and property and equipment as a result of the stores acquired in 1996. The Company's investing activities reflect its continuing replacement of rental merchandise that was purchased by customers either by full payout under the rental agreement or by exercise of the customers early purchase option.

     For the nine months ended April 30, 1997, the Company's net cash flows used in financing activities was $261,568 as compared to $474,340 net cash flows provided from financing activities for the nine months ended April 30, 1996. The decrease in financing activities principally reflects increased repayments on the Company's debt.

     With the Company having available credit of $2,569,973 under the $7,500,000 amended line of credit at April 30, 1997, management believes the Company has adequate resources to meet its future cash obligations.

     During February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. The impact of this statement, when adopted, will not be material.

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

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

          (a)  Exhibits required by Item 601 of Regulation S-K

               27   Financial Data Schedule
                         Filed electronically only, not attached to printed reports

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the nine months ended April 30, 1997


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BESTWAY, INC.


June 16, 1997                           /s/ Beth A. Durrett
                                        -----------------------------------
                                        Beth A. Durrett
                                        Vice President - Controller
                                        (Principal Financial Officer and
                                        duly authorized to sign on behalf
                                        of the Registrant)