Form 10-K
period 1997-07-31
BESTWAY INC
filed 1997-10-23
CIK 4344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1997

                                       or
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                 to
                                           -----------------  ------------------

                         Commission file number 0-8568

                                 BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             81-0332743
-------------------------------                              -------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

  7800 Stemmons Freeway, Suite 320                                  75247
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (214) 630-6655
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
        Title of each class                             which registered
-----------------------------------              -------------------------------
              (None)                                        (None)

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         The aggregate market value of voting stock held by non affiliates of the registrant as of October 21, 1997 was approximately $4,302,123.

         The number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1997, was 1,749,967.

         Registrants Proxy Statement for 1997 is incorporated by reference in
Part III, Items 10-13 of this Form 10-K.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
                               TABLE OF CONTENTS

PART I                                                                                                                      Page
------                                                                                                                     ------
     Item 1.           Business                                                                                            3 - 4
     Item 2.           Properties                                                                                             5
     Item 3.           Legal Proceedings                                                                                      5
     Item 4.           Submission of Matters to a Vote of Security Holders                                                    5


PART II
-------
     Item 5.           Market for Registrant's Common Stock and Related Security Holder Matters                             5 - 6
     Item 6.           Selected Financial Data                                                                                6
     Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations                6 - 10
     Item 8.           Financial Statements and Supplementary Data                                                           11
     Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                  11

PART III
--------
     Item 10.          Directors and Executive Officers of the Registrant                                                    11
     Item 11.          Executive Compensation                                                                                11
     Item 12.          Security Ownership of Certain Beneficial Owners and Management                                        11
     Item 13.          Certain Relationships and Related Transactions                                                        11


PART IV
-------
     Item 14.          Exhibits and Reports on Form 8-K                                                                      12


SIGNATURES                                                                                                                   13


INDEX                  Consolidated Financial Statements                                                                    F-1

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
                                     PART I

ITEM 1.       BUSINESS

General

     Bestway, Inc. and its consolidated subsidiaries ("Bestway" or the "Company") has been engaged in the rental-purchase industry since 1987. The Company owns and operates a total of sixty-three stores located in the states of Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The stores operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas.

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

Personnel

     At July 31, 1997, the Company employed approximately 288 full-time employees, of which 16 are located at the corporate office in Dallas, Texas. The Company has various incentive programs for all personnel. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

Company Stores

     The number of stores operated by the Company has increased from 62 as of July 31, 1996 to 63 as of July 31, 1997. The following table shows the number of stores opened, acquired and combined during the year.


                                                              Number of Stores
                                                              ----------------
       Open at July 31, 1996                                        62
       Opened                                                        2
       Acquired                                                      0
       Combined                                                     (1)
                                                                    --
       Open at July 31, 1997                                        63
                                                                    ==

Regulation

     Federal Regulation Although certain proposed federal regulations are under consideration, no federal legislation has been enacted regulating rental-purchase transactions. As of July 31, 1997, four bills have been introduced in Congress that would regulate the rental-purchase industry. Two of the bills are supported by the Association of Progressive Rental Organization ("APRO") and mandate certain disclosures to customers similar to those required by most state legislation. The Company does not believe that these laws, if enacted, will have a material adverse effect upon the Company's operations.

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

     State Regulation With some variations in individual states, most state legislation requires the lessor to make prescribed disclosures to a customer about the rental-purchase agreement and transaction. These laws require certain contractual and advertising disclosures concerning the rental-purchase agreement and the nature of the transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments and contract reinstatement rights in the event the agreement is terminated for nonpayment of rentals and, in some instances, limits certain fees that may be charged. Some states require written disclosure of all material aspects of the transaction, including the cash price of the merchandise, the purchase option prices during the term of the agreement and the total amount of rentals that must be paid in order to acquire ownership of the merchandise and prohibit confession-of-judgment clauses.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------



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

     The Company's store locations by state at July 31, 1997, are as follows:

       State                                       Number of Stores
       -----                                       ----------------
       Alabama                                           16
       Arkansas                                           1
       Georgia                                            2
       Mississippi                                       17
       North Carolina                                     5
       South Carolina                                     7
       Tennessee                                         15
                                                         --
                                                         63
                                                         ==

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq Small-Cap Market on December 19, 1995 under the symbol "BSTW". Prior thereto, the Company's Common Stock was quoted in the "pink sheets" and was traded on a limited basis. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the Nasdaq Small-Cap Market.

                                                   Year ended July 31, 1997
                                                   ------------------------
                                                    High              Low
                                                    ----              ---
       First Quarter                               $9 1/2            $6 1/2
       Second Quarter                              $9 1/4            $6 1/2
       Third Quarter                               $6 1/2            $6
       Fourth Quarter                              $8 1/2            $6

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS, Continued

     At July 31, 1997, there were 487 stockholders of record of the Company's Common Stock, calculated based on the number of recordholders.

     The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for operations. The Company is a party to a loan agreement which prohibits the payment of cash dividends on Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            Fiscal year
                                                                           ended July 31,
                                               ----------------------------------------------------------------------------
                                               1997            1996             1995              1994              1993
                                               ----            ----             ----              ----              ----
Revenues from continuing operations       $ 24,662,812     $ 18,923,852     $ 16,423,262      $ 16,369,149     $ 12,436,708
Income from continuing
         operations before tax
         and extraordinary item                320,004          902,903        1,072,112           722,902          843,606
Current income tax expense                      34,322           49,099          101,047            35,319            5,245
Deferred income tax expense (benefit)          119,622          321,574       (2,013,784)               --               --
Loss on capital restructure                         --               --               --                --          381,755
Loss from discontinued operations,
         net of taxes                               --          394,568               --                --               --

Net income                                     166,060          137,662        2,984,849           687,583          456,606
Net income per common
         and common equivalent share               .10              .09             1.99               .46             1.22
Cash flows provided by operation             9,895,993        7,365,631        6,542,227         6,370,945        5,619,132

Total assets                                18,373,967       18,925,440       13,709,895        11,083,279        8,614,802
Notes payable                                8,171,945        9,048,928        6,070,302         6,485,659        4,617,688
Stockholders' equity                         7,594,500        7,417,190        6,041,293         3,060,154        2,372,571

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements.

     The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data," and the financial statements of the Company and the accompanying notes thereto included elsewhere in this Report.

     The Company currently operates 63 rental-purchase stores located in seven states. The number of stores operated by the Company has increased from 35 as of July 31, 1995 to 63 as of July 31, 1997. During the year ended July 31, 1997, the Company opened two new store locations and combined two existing stores into one store.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Results of Operations for the Fiscal Year Ended July 31, 1997 Compared to 1996

     The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of revenues.

                                                                  Year Ended July 31,
                                                                  -------------------
                                                                   1997         1996
                                                                  ------       ------
Revenues:
    Rental income                                                   98.9%      98.9%
    Sales of merchandise                                             1.1        1.1
                                                                   -----      -----
         Total revenues                                            100.0      100.0


Cost and operating expenses:
    Depreciation and amortization
      Rental merchandise                                            22.0       23.5
      Other                                                          6.4        5.9
    Cost of merchandise sold                                         1.1        1.1
    Salaries and wages                                              25.8       25.0
    Advertising                                                      3.2        3.7
    Occupancy                                                        5.6        4.9
    Other operating expenses                                        29.8       27.8
    Equity in loss of partnership                                    0.8         --
    Write-off of investment in partnership                           0.9         --
    Interest expense                                                 3.1        3.1
    Loss on sale of property and equipment                            --        0.2
                                                                   -----      -----
         Total cost and operating expenses                          98.7       95.2
                                                                   -----      -----

Income before continuing operations and income tax provision         1.3        4.8
                                                                   -----      -----
    Current income tax expense                                       0.1        0.2
    Deferred income tax expense                                      0.5        1.7
                                                                   -----      -----
                                                                     0.6        1.9
                                                                   -----      -----
Income from continuing operations                                    0.7        2.9
                                                                   -----      -----
Discontinued operations:
    Loss from discontinued business, net of taxes                     --        0.8
    Loss on disposal of business, net of taxes                        --        1.3
                                                                   -----      -----
Loss from discontinued operations                                     --        2.1
                                                                   -----      -----
            Net income                                               0.7%       0.8%
                                                                   =====      =====

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

     Total revenue increased $5,738,960 or 30.3% to $24,662,812 as compared to $18,923,852 in fiscal year 1996. The increase was due to the inclusion of the operating results for the stores acquired and opened during fiscal year 1996 and operations for two internal new store openings during fiscal year 1997. The stores acquired and opened in 1996 accounted for $5,791,059, internal new store openings, which were opened during the fourth quarter, accounted for $20,376, and the Company's same stores experienced revenue losses of $72,475 for the year. Although many of the acquired stores are operating at revenue levels below that of the Company's existing stores, the majority are profitable. While the additions of these stores has increased the level of other operating expenses as a percentage of revenue due to the relatively fixed nature of these expenses, management expects to realize increased profitability from these stores by implementing certain programs aimed at increasing operating efficiencies including the realignment of its current districts to provide more focus on under performing stores and the additions of key management personnel.

     The Company receives rental revenues from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1997, approximately 19% of the Company's rental revenue was derived from appliances, 24% from home furniture, 31% from electronics, 10% from various other products including jewelry and 16% from various services and charges to rental customers including reinstatement fees, club program and liability waiver fees.

     Total costs and operating expenses increased $6,321,859 or 35.1% to $24,342,808 from $18,020,949. Costs and operating expenses associated with the Company's core business increased $5,898,299 and as a percentage of total revenues increased to 97.0% from 95.2%. This increase is primarily the result of other operating and occupancy expenses associated with the stores acquired and opened in 1996 and operating losses from the two new internal stores opened during the fourth quarter. Other operating expenses increased $2,077,171 to $7,341,042 from $5,263,871 and as a percentage of total revenues increased 2.0% to 29.8% from 27.8%. Occupancy expense increased $460,606 to $1,391,811 from $931,205 and as a percentage of total revenues increased .7% to 5.6% from 4.9%. The stores acquired and opened in 1996 operated at a lower average revenue per store and, therefore, had higher operating and occupancy costs as a percentage of revenues than the Company's existing stores.

     Costs and operating expenses increased $423,560 or 1.7% as a percentage of total revenues due to losses incurred on the Company's investment in Value Auto Partners, Ltd. (the "Partnership"). As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, during the second quarter management concluded that the investment should be written off. The Company's equity in Partnership losses was $193,981 or .8% as a percentage of total revenues. The write off of the remaining balance of the investment in the Partnership resulted in a pretax loss of $229,579 or .9% as a percentage of total revenues for the year (see Note 11).

     Depreciation expense related to rental merchandise increased $980,589 to $5,432,915 from $4,452,326, but decreased by 1.5% as a percentage of total revenues primarily due to higher rental rates on rental merchandise. Other depreciation and amortization increased $455,218 to $1,567,194 from $1,111,976 and as a percentage of total revenues increased .5% to 6.4% from 5.9%. Amortization of intangibles increased $212,474 due to intangible assets created by the stores acquired in 1996 while other depreciation increased $242,744.

     Salaries and wages increased $1,614,663 to $6,349,542 from $4,734,879 and as a percentage of total revenues increased .8% to 25.8% from 25.0% primarily due to the addition of the stores acquired and opened in 1996, increased same store salaries and wages and the addition of key management personnel. The acquired and new locations produced additional salaries and wages of $1,190,424 for the year. Same store salaries and wages increased $140,394 for the year. The additions of key management personnel in operations, real estate management and human resources produced additional salaries and wages of $283,845 for the year.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

     Interest expense increased $187,206 to $756,738 from $569,532 and as a percentage of total revenues remained consistent with the prior year at 3.1%.

Financial Condition, Liquidity and Capital Resources

     For the year ended July 31, 1997, the Company's net cash flows from operating activities was $9,895,993 as compared to $7,365,631 for the year ended July 31, 1996. The increase was primarily due to the stores acquired and opened during fiscal year 1996, two new stores opened in the current year and a decrease in working capital requirements.

     For the year ended July 31, 1997, the Company's net cash flows provided by (used in) investing activities was $9,001,035 as compared to $8,758,450 for the year ended July 31, 1996. The Company's investing activities reflect significant increases in the purchase of rental units. The increased investing activities were necessary to fund the two new store openings and continuing replacement of rental merchandise that was purchased by customers either by full pay out under the rental agreement or by exercise of the customers early purchase option.

     For the year ended July 31, 1997, the Company's net cash flows provided by (used in) financing activities was $(865,733) as compared to $1,388,990 for the year ended July 31, 1996. The decrease in financing activities principally reflects increased repayments on the Company's debt.

     On August 18, 1997, the Company amended its August 19, 1993 Second Amendment to First Amended and Restated Revolving Credit Loan Agreement ("the Agreement") with its senior collateralized lender. In the amendment, the Company extended the maturity date from August 19, 1997 to November 18, 1997. The Company is currently involved in discussions with its senior collateralized lender to extend the maturity date of the Agreement and to renegotiate certain financial covenants.

     With the Company having available credit of $2,569,973 under the $7,500,000 Agreement at July 31, 1997, management believes the Company has adequate resources to meet its future cash obligations.

     On May 15, 1997, the Company paid in full a $500,000 subordinated note payable to an affiliate. On August 18, 1997, the Company paid in full a $100,000 subordinated note payable to a director and stockholder.

     On August 19, 1997, the Company amended its note payable to limited partnership and stockholder dated July 19, 1993. In the amendment, the Company extended the maturity date from August 19, 1997 to August 19, 1999 and increased the interest rate from 4.5% to 6.0% during the first year and 8.0% thereafter.

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. The impact, when adopted, will not be material.

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

     Total cost and operating expenses increased $2,669,799 or 17.4% to $18,020,949 primarily as a result of the opening of four new stores and costs and operating expenses associated with the All Star and REJA Acquisitions. The four new stores incurred operating losses of approximately $58,000. Total cost and operating expenses increased from 93.5% to 95.2% of total revenues. This 1.7% net increase resulted primarily from a 1.5% increase in other operating expenses as a percentage of total revenues. This increase in other operating expense occurred primarily because of certain indirect acquisition costs of approximately $75,000 relating to the All Star and REJA Acquisitions and a .9% net increase in costs associated with the write-off of rental merchandise as a percentage of total revenues. Salaries and wages increased $720,590 or 17.9% to $4,734,879 and increased from 24.4% to 25.0% of total revenues primarily due to the addition of key management personnel in operations, real estate management and human resource departments added in preparation for expansion. Occupancy expense increased $171,592 or 22.6% to $931,205 and increased from 4.6% to 4.9% of total revenues primarily due to the opening of four new store locations and the All Star and REJA Acquisitions.

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is hereby made to the Consolidated Financial Statements and notes thereto appearing at pages F-1 to F-18 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1997, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1997, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1997, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1997, and is incorporated herein by reference.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.      EXHIBITS AND REPORTS ON FORM 8-K

(a) The following are filed as Exhibits to this Annual Report filed as Form 10-K for the year ended July 31,
              1997.

(b)           Exhibits

              Exhibit
              Number                             Document

              10(1) Fourth Amended and Restated Revolving Credit Note dated August 18, 1997 between Comerica Bank
                               - Texas and Bestway Rental, Inc.

              10(2) First Amendment and Restated Promissory Note dated August 19, 1997 between O'Donnell & Masur, L.P. and Bestway, Inc.

              21               Subsidiaries

              23               Consent of Auditors

              27               Financial Data Schedule
                                    Filed electronically only, not attached to printed reports






(c)           Reports on Form 8-K
              The Company did not file any reports on Form 8-K during the year ended July 31, 1997.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BESTWAY, INC.



October 16, 1997                       /s/ R. Brooks Reed
                                       ------------------
                                       R. BROOKS REED, CHAIRMAN OF THE BOARD
                                       OF DIRECTORS AND CHIEF EXECUTIVE OFFICER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 16 day of October 1997.

/s/ R. Brooks Reed                       Chairman of the Board of Directors
-------------------------                and Chief Executive Officer
R. BROOKS REED

/s/ Jack E. Meyer                        Director
-------------------------
JACK E. MEYER

/s/ James A. O'Donnell                   Director
-------------------------
JAMES A. O'DONNELL

s/ Teresa A. Sheffield                   President and Chief Operating Officer
-------------------------
TERESA A. SHEFFIELD

/s/ Beth A. Durrett                      Senior Vice President - Finance
-------------------------
BETH A. DURRETT

s/ Joe R. McElroy                        Vice President - Real Estate
-------------------------
JOE R. MCELROY

/s/ Mansel B. Guin                       Vice President - Field Operations
-------------------------
MANSEL B. GUIN

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------



BESTWAY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                           Page No.
                                                                                                                           --------
Report of Independent Accountants                                                                                            F-2
Financial Statements:
       Consolidated Balance Sheets as of July 31, 1997 and 1996                                                              F-3
       Consolidated Statements of Income for the years ended July 31, 1997, 1996 and 1995                                    F-4
       Consolidated Statements of Cash Flows for the years ended July 31, 1997, 1996 and 1995                                F-5
       Consolidated Statements of Stockholders' Equity for the years ended July 31, 1997, 1996 and 1995                      F-6
       Notes to Consolidated Financial Statements                                                                         F-7 - F-18

                        [COOPERS & LYBRAND L.L.P. LOGO]


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  of Bestway, Inc.

We have audited the accompanying consolidated balance sheets of Bestway, Inc. (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bestway, Inc. as of July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.



Dallas, Texas
October 7, 1997

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                        July 31, 1997     July 31, 1996
                                                                        -------------     -------------
      ASSETS
Cash                                                                     $    354,738      $    325,513
Restricted cash                                                               119,342           119,342
Prepaid expenses                                                              127,977           342,912
Deferred income taxes                                                       1,702,080         1,821,701
Investment in partnership                                                          --           423,560
Other assets                                                                   68,889           121,473
Rental merchandise, at cost                                                15,962,450        14,309,351
      less accumulated depreciation                                         5,818,763         4,716,054
                                                                         ------------      ------------
                                                                           10,143,687         9,593,297
                                                                         ------------      ------------
Property and equipment, at cost                                             5,019,151         4,768,700
      less accumulated depreciation                                         2,287,383         2,340,664
                                                                         ------------      ------------
                                                                            2,731,768         2,428,036
                                                                         ------------      ------------
Non-competes, net of amortization                                             568,841           959,339
Goodwill, net of amortization                                               2,556,645         2,790,267
                                                                         ------------      ------------
      Total assets                                                       $ 18,373,967      $ 18,925,440
                                                                         ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                         $  1,327,216      $    976,869
Accrued interest - related parties                                             12,013            12,023
Accrued interest - other                                                       45,250            49,253
Income taxes payable                                                           52,648            66,031
Other accrued liabilities                                                   1,170,395         1,355,146
Notes payable-related parties                                               3,100,000         3,600,000
Notes payable-other                                                         5,071,945         5,448,928
Commitments and contingencies (Notes 7 and 12)
      Stockholders' Equity: Preferred Stock, $10.00 par value,
        1,000,000 authorized, none issued                                          --                --
      Common Stock, $.01 par value, 5,000,000 authorized,
        1,749,967 and 1,747,717 issued and outstanding at July 31,
        1997 and July 31, 1996, respectively                                   17,500            17,477

       Paid-in capital                                                     16,089,897        16,078,670
       Accumulated deficit                                                 (8,512,897)       (8,678,957)
                                                                         ------------      ------------
       Total stockholders' equity                                           7,594,500         7,417,190
                                                                         ------------      ------------
       Total liabilities and stockholders' equity                        $ 18,373,967      $ 18,925,440
                                                                         ============      ============

    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                       Fiscal Years Ended
                                                        ------------------------------------------------
                                                        July 31, 1997    July 31, 1996     July 31, 1995
                                                        -------------    -------------     -------------
Revenues:
        Rental income                                    $ 24,382,493     $ 18,710,098      $ 16,261,267
        Sales of merchandise                                  280,319          213,754           161,995
                                                         ------------     ------------      ------------
                                                           24,662,812       18,923,852        16,423,262
                                                         ------------     ------------      ------------
Cost and Operating Expenses:
        Depreciation and amortization:
          Rental merchandise                                5,432,915        4,452,326         3,959,484
          Other                                             1,567,194        1,111,976           937,690
        Cost of  merchandise sold                             273,898          208,785           140,038
        Salaries and wages                                  6,349,542        4,734,879         4,014,289
        Advertising                                           800,200          709,237           726,967
        Occupancy                                           1,391,811          931,205           759,613
        Other operating expenses                            7,341,042        5,263,871         4,302,231
        Equity in loss of partnership                         193,981               --                --
        Write off of investment in partnership                229,579               --                --
        Interest expense                                      756,738          569,532           510,838
        Loss on sale of property and equipment                  5,908           39,138                --
                                                         ------------     ------------      ------------
                                                           24,342,808       18,020,949        15,351,150
                                                         ------------     ------------      ------------

Income from continuing operations before income tax
        provision (benefit):                                  320,004          902,903         1,072,112
                                                         ------------     ------------      ------------
        Current income tax expense                             34,322           49,099           101,047
        Deferred income tax expense (benefit)                 119,622          321,574        (2,013,784)
                                                         ------------     ------------      ------------
                                                              153,944          370,673        (1,912,737)
                                                         ------------     ------------      ------------
Income from continuing operations                             166,060          532,230         2,984,849
                                                         ------------     ------------      ------------

Discontinued operations (Note 10):
        Loss from discontinued business
              (net of income tax benefit of $78,147)               --          156,425                --
        Loss on disposal of business
              (net of income tax benefit of $68,535)               --          238,143                --
                                                         ------------     ------------      ------------
Loss from discontinued operations, net                             --          394,568                --
                                                         ------------     ------------      ------------
Net income                                               $    166,060     $    137,662      $  2,984,849
                                                         ============     ============      ============
Net income per share from continuing operations          $        .10     $        .34      $       1.99
                                                         ============     ============      ============
Net loss per share from discontinued operations                    --             (.25)               --
                                                         ------------     ------------      ------------
Net income per share                                     $        .10     $        .09      $       1.99
                                                         ============     ============      ============
Weighted average common shares outstanding                  1,749,780        1,549,619         1,502,239
                                                         ============     ============      ============

    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Fiscal Years Ended
                                                                              ---------------------------------------------------
                                                                              July 31, 1997    July 31, 1996        July 31, 1995
                                                                              -------------    -------------        -------------
Cash flows from operating activities:
       Net income                                                              $     166,060      $  137,662        $   2,984,849
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization                                               7,000,109       5,564,300            4,897,174
       Net book value of rental units retired                                      1,765,015       1,237,172              775,319
       Loss on sale of property and equipment                                          5,908          39,138                   --
       Loss on discontinued operations                                                    --         394,568                   --
       Loss on equity investment in partnership                                      193,981              --                   --
       Loss on partnership investment                                                229,579              --                   --
       Deferred income taxes                                                         119,622         321,574           (2,013,784)
       Other                                                                              --              --               (3,710)
Changes in operating assets and liabilities other than cash:
       Prepaid expenses                                                              214,935        (212,911)              20,971
       Other assets                                                                   52,584          75,140             (179,426)
       Accounts payable                                                              350,347        (147,613)             (68,639)
       Income taxes payable                                                          (13,383)         (1,841)              49,742
       Other accrued liabilities                                                    (188,764)        (41,558)              79,731
                                                                               -------------    ------------          -----------
         Total adjustments                                                           415,719        (328,783)             (97,621)
                                                                               -------------    ------------          -----------
Net cash flows from operating activities                                           9,895,993       7,365,631            6,542,227
                                                                               -------------    ------------          -----------
Cash flows from investing activities:
       Purchase of rental units and equipment                                     (7,746,883)     (6,609,139)          (5,432,430)
       Additions to property and equipment                                        (1,311,597)     (1,122,102)            (668,701)
       Proceeds from sale of property and equipment                                   57,445          15,278               30,420
       Proceeds from insurance recovery                                                   --          43,254                   --
       Purchase of investments                                                            --        (586,541)                  --
       REJA asset purchase, net of cash acquired                                          --        (499,200)                  --
                                                                               -------------    ------------          -----------
Net cash flows used in investing activities                                       (9,001,035)     (8,758,450)          (6,070,711)
                                                                               -------------    ------------          -----------
Cash flows from financing activities:
       Proceeds of notes payable                                                   2,325,000       5,025,000              996,800
       Repayment of notes payable                                                 (3,201,983)     (3,636,010)          (1,412,157)
       Stock issuance                                                                 11,250              --                   --
                                                                               -------------    ------------          -----------
Net cash flows (used in) provided by financing activities                           (865,733)      1,388,990             (415,357)
                                                                               -------------    ------------          -----------

Cash at the beginning of the year                                                    325,513         329,342              273,183
                                                                               -------------    ------------          -----------
Cash at the end of the year                                                    $     354,738    $    325,513          $   329,342
                                                                               =============    ============          ===========


    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For years ended July 31, 1997, 1996, and 1995

                                                            Common Stock
                                                   ------------------------------        Paid-in         Accumulated
                                                      Shares            Amount            Capital           Deficit
                                                   ------------      ------------      ------------      ------------
Balance at July 31, 1994                              1,505,276      $     15,053      $ 14,846,569      $(11,801,468)
                                                   ------------      ------------      ------------      ------------
   Stock cancellation                                    (8,950)              (89)          (13,335)               --
   Stock awards                                           3,744                37             9,677                --
   Net income for the year ended July 31, 1995               --                --                --         2,984,849
                                                   ------------      ------------      ------------      ------------

Balance at July 31, 1995                              1,500,070            15,001        14,842,911        (8,816,619)
                                                   ------------      ------------      ------------      ------------
   Stock issued in acquisitions                         247,647             2,476         1,235,759                --
   Net income for the year ended July 31, 1996               --                --                --           137,662
                                                   ------------      ------------      ------------      ------------


Balance at July 31, 1996                              1,747,717            17,477        16,078,670        (8,678,957)
                                                   ------------      ------------      ------------      ------------
   Stock options exercised                                2,250                23            11,227                --
   Net income for the year ended July 31, 1997               --                --                --           166,060
                                                   ------------      ------------      ------------      ------------
Balance at July 31, 1997                              1,749,967      $     17,500      $ 16,089,897      $ (8,512,897)
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

              The Company owns and operates a total of sixty-three stores located in various states. The store operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company's store locations by state as of July 31, 1997, are as follows:

                  State                            Number of Stores
                  -----                            ----------------
                  Alabama                                  16
                  Arkansas                                  1
                  Georgia                                   2
                  Mississippi                              17
                  North Carolina                            5
                  South Carolina                            7
                  Tennessee                                15
                                                           --
                                                           63
                                                           ==

              Rental Merchandise, Related Rental Revenue and Depreciation Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with nonrefundable rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 24 months with a majority of rental agreements specifying 18 months. At the end of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1997, approximately 19% of the Company's rental revenue was derived from appliances, 24% from home furniture, 31% from electronics, 10% from various other products such as jewelry and 16% from various services and charges to rental customers including reinstatement fees, club fees and liability waiver fees. In fiscal year 1996, approximately 19% of the Company's rental revenue was derived from appliances, 23% from home furniture, 31% from electronics, 12% from various other products such as jewelry and 15% from various services and charges to rental customers including reinstatement fees and liability waiver fees.

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

       Cash and Cash Equivalents

              Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at July 31, 1996 and 1997.

       Restricted Cash

              Amount represents escrow money deposited in connection with the sale of certain stores in 1994. Disbursements were to be made from this account to satisfy any taxes owed by the Company, any claims of third parties against the assets which were the Company's responsibility, or to satisfy any indemnification rights as specified in the Asset Purchase Agreement. An assessment against the Company was made by the Illinois Department of Revenue relating to alleged unpaid sales tax. The Company has filed a petition with the Board of Appeals of the Illinois Department of Revenue seeking equitable adjustment of the alleged tax. As a result, the amount remains in escrow pending the outcome of the petition.

       Intangible Assets

              Goodwill represents the cost in excess of the fair value of net tangible assets of acquired businesses and is being amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill was $1,802,843 and $1,569,221 at July 31, 1997 and 1996, respectively.

              The non-competes represents the allocation of the purchase price from the September 10, 1993 acquisition of 12 stores in Mississippi, the April 12, 1996 acquisition of 15 stores in Georgia, North Carolina and South Carolina and the July 1, 1996 acquisition of 8 stores in Arkansas and Mississippi and is being amortized on a straight-line basis over periods from 2 to 5 years. Accumulated amortization of the non-competes was $952,398 and $561,900, at July 31, 1997 and 1996, respectively.

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

       Advertising Costs

              Advertising costs are expensed as incurred.

       Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, particularly deferred tax assets, and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

              On July 1, 1996, the Company acquired substantially all of the assets of REJA, Inc., a privately-owned Arkansas corporation ("REJA"). The assets acquired by the Company primarily include the idle inventory, rental contracts, vehicles, store furniture and fixtures, computers and leasehold improvements. In addition, the Company assumed the leases for 8 of REJA's former store locations.

              The Company delivered to REJA 132,000 non-registered shares of the Company's Common Stock valued at $660,000 and $500,000 cash, as the aggregate purchase price in connection with the acquisition. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of REJA are included in the accompanying consolidated financial statements from the date of acquisition. The acquisition resulted in $314,829 of intangible assets. These items are being amortized on a straight-line basis over periods not exceeding 20 years.

              The following summary reflects the unaudited condensed pro forma revenues, costs and operating expenses and presents the results of the operations of the Company assuming these acquisitions had been consummated as of the first day of the Company's fiscal year ended July 31, 1995 and are as follows:

                                                                               July 31, 1996             July 31, 1995
                                                                               -------------             ------------
                                                                                (Unaudited)               (Unaudited)
              Revenues                                                         $  25,381,168             $ 24,738,588
              Costs and operating expenses                                        24,693,047               21,513,003
                                                                               -------------             ------------
              Net income from continuing operations                            $     688,121             $  3,225,585
                                                                               =============             ============
              Net income per share from continuing operations                  $         .39             $       1.84
                                                                               =============             ============

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

3.     PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following:

                                       July 31,         July 31,
                                        1997             1996
                                       --------         --------
        Building and leaseholds      $ 1,760,843      $ 1,669,922
        Vehicles                       2,045,072        1,746,181
        Furniture and fixtures           680,543          596,233
        Computer equipment               532,693          756,364
                                     -----------      -----------
                                       5,019,151        4,768,700
        Accumulated depreciation      (2,287,383)      (2,340,664)
                                     -----------      -----------
                                     $ 2,731,768      $ 2,428,036
                                     ===========      ===========



4.     NOTES PAYABLE:

             Notes payable consists of the following:                                      Years Ended
                                                                                    -------------------------
                                                                                    July 31,         July 31,
                                                                                     1997             1996
                                                                                     ----             ----
        Senior Collateralized Debt

         Revolving Credit Loan Agreement dated August 19, 1993, amended April
             12, 1996, interest payable monthly at prime plus 1.5%; note matures on August 18, 1997; note collateralized by substantially
             all the Company's assets                                               $4,930,027     $5,055,027

        Subordinated Debt

        Note payable to limited partnership and stockholder dated July 19,
             1993, interest payable quarterly beginning October 1, 1993 at 4.5%
             per annum; note, as amended, matures on August 19, 1997                 3,000,000      3,000,000

        Note payable to director and stockholder dated July 19,
             1993, interest payable quarterly beginning October 1, 1993 at 4.5%
             per annum; note, as amended, matures on August 19, 1997                   100,000        100,000

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

4.     NOTES PAYABLE, Continued

                                                                                                   Years Ended
                                                                                             ------------------------
                                                                                             July 31,        July 31,
                                                                                              1997            1996
                                                                                              ----            ----
        Note payable to affiliate dated March 4, 1992, interest payable monthly at prime plus 1.5%; note, as amended, matures on August 31, 1997;
                  affiliate has as one of its directors and shareholders the
                  Company's CEO and Chairman of the Board of Directors                             --        500,000

        Other Notes Payable

        Note payable to bank dated July 1, 1994, principal payable monthly,
                  interest payable monthly at 9% per annum; note matures July 1, 1997              --        156,196

        Note payable to individual dated July 15, 1992, principal
                  payable monthly, interest payable monthly at 9% per annum; note
                  matures on July 15, 1997                                                         --         59,359

        Note payable to bank dated April 11, 1994, principal payable monthly, interest payable monthly at 9% per annum; note matures on April
                  15, 2006                                                                    127,880        137,080

        Notes payable due in monthly installments ranging from $800 to $1,400 including interest at an average of 9% per annum through fiscal
                  year 1998                                                                    14,038         41,266
                                                                                           ----------     ----------
                                                                                           $8,171,945     $9,048,928
                                                                                           ==========     ==========



                  At July 31, 1997 and 1996 the prime rate was 8.50% and 8.25%, respectively.

                  On August 18, 1997, the Company amended its August 19, 1993 Second Amendment to First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender. In the amendment, the Company extended the maturity date from August 18, 1997 to November 18, 1997. The loan agreement includes restrictive covenants, the most restrictive of which prohibits the payment of dividends. At July 31, 1997, the Company had the capacity to borrow $2,569,973 under the $7,500,000 amended line of credit. The Company is currently in discussions with its senior collateralized lender to extend the maturity date of the Agreement and to renegotiate certain financial covenants.

                  On August 18, 1997, the $100,000 subordinated note payable dated July 19, 1993 maturing August 19, 1997 was paid in full.

                  On May 15, 1997, the $500,000 subordinated note payable dated March 4, 1992 maturing August 31, 1997 was paid in full.

                  On August 19, 1997, the Company amended its subordinated note payable to limited partnership and stockholder dated July 19, 1993. In the amendment, the Company extended the maturity date from August 19, 1997 to August 19, 1999 and increased the interest rate from 4.5% to 6.0% during the first year and 8.0% thereafter.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

4.     NOTES PAYABLE, Continued:

                  At July 31, 1997, the carrying value of the Company's notes payable approximated fair value, estimated primarily based on the borrowing rates available to the Company for debt with similar terms and average maturities.

                  Following is a summary of maturities of notes payable, as amended, for each of the periods ending July 31:

                     1998                             $5,054,133
                     1999                                 11,013
                     2000                              3,012,046
                     2001                                 14,328
                     2002                                 14,520
                     Thereafter                           65,905
                                                      ----------
                                                      $8,171,945
                                                      ==========

5.    INCOME TAXES:

                  Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets decreased by $2,604,882 in 1995 due to a realization of a portion of the Company's net deferred tax assets and a change in estimate regarding the future realization of remaining net operating loss carryforwards and the excess of book amortization over tax. In fiscal 1995, based on a positive earnings trend and estimates of future taxable income, the Company recognized a portion of its net deferred tax asset through a $2,013,784 reduction in the valuation allowance. The effect on earnings per share of this reduction in the valuation allowance was approximately $1.34. Accordingly, without this reduction earnings per share would have been $.65. In fiscal 1996 and 1997, the valuation allowance was reduced $147,231 and $384,238, respectively as a result of the expiration of investment tax credit carryforwards.

                  The provisions (benefit) for income tax on income from continuing operations consists of the following for the years ended July 31:

                                                                 1997                 1996                1995
                                                                 ----                 ----                ----
         Current:
             Federal                                           $ 15,180            $  16,848        $        9,482
             State                                               19,142               32,251                91,565
                                                               --------            ---------        --------------
                                                                 34,322               49,099               101,047
         Deferred:
             Federal                                            131,933              329,081            (2,001,430)
             State                                              (12,311)              (7,507)              (12,354)
                                                               --------            ---------        --------------
                                                                119,622              321,574            (2,013,784)
                                                               --------            ---------        --------------
         Total income tax provision (benefit)                  $153,944            $ 370,673        $   (1,912,737)
                                                               ========            =========        ==============

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

5.    INCOME TAXES, Continued:

                  Significant components of the Company's deferred income tax assets at July 31, 1997 and 1996, respectively, are as follows:

                                                                               1997                       1996
                                                                               ----                       ----
                  Net operating loss carryforward                          $1,250,741                 $1,544,210
                  Investment tax credit carryforward                           36,733                    420,971
                  Minimum tax credit carryover                                 58,674                     12,452
                  Property and equipment                                           --                     36,705
                  Unrealized loss                                             145,545                     59,154
                  Intangible assets                                           261,655                    169,180
                                                                           ----------                 ----------
                      Total deferred tax assets                             1,753,348                  2,242,672
                  Property and equipment                                       14,535                         --
                                                                           ----------                 ----------
                                 Total deferred tax liabilities                14,535                         --
                                                                           ----------                 ----------
                  Valuation allowance                                         (36,733)                  (420,971)
                                                                           ----------                 ----------
                      Net deferred tax asset                               $1,702,080                 $1,821,701
                                                                           ==========                 ==========


                  The following is the reconciliation of the U.S. statutory tax rate to the Company's effective tax rate on income from continuing operations for the years ended July 31:

                                                                                    1997              1996              1995
                                                                                    ----              ----              ----
        Federal income tax at statutory rate of 34%                               $ 108,801         $ 306,987      $   364,518
        Goodwill amortization                                                        58,152            58,152           58,152
        Alternative minimum tax                                                          --                --           17,484
        State income tax                                                             (8,413)           13,205           60,432
        Utilization of net operating loss carryforward                                   --                --         (433,198)
        Change of estimate of deferred tax asset valuation allowance                     --                --       (2,013,784)
        Other                                                                        (4,596)           (7,671)          33,659
                                                                                  ---------         ---------      -----------
             (Benefit) provision for income tax                                   $ 153,944         $ 370,673      $(1,912,737)
                                                                                  =========         =========      ===========


                  During 1997 and 1996, the net operating loss carryforwards were reduced by $293,469 and $380,848, respectively. At July 31, 1997, the Company has net operating loss carryforwards of approximately $3,678,700 expiring from 2002 to 2006. The Company has investment tax credit carryforwards of approximately $36,700 which expire between 1998 and 2001.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

6.    RELATED PARTY TRANSACTIONS:

                  The Company has a consulting agreement with a former owner of one of the Company's operating subsidiaries. As of July 31, 1997, $123,000 recorded in other accrued liabilities in the Company's financial statements remains to be paid over 11 years. If, however, the market price of the Company's Common Stock reaches $50.00 per share, the Company has no further obligation under this consulting agreement. Consulting fees paid for the years ended July 31, 1997, 1996 and 1995 was $30,000, respectively.

                  Interest expense relating to notes payable to affiliates amounted to approximately $192,000 for the years ended July 31, 1997, 1996, and 1995, respectively.

7.    LEASES:

                  The Company leases all store facilities, with the exception of one, under operating leases with terms ranging from one to ten years. Many leases contain escalation clauses, and some provide for contingent rentals based on percentages of gross revenue or increases in the consumer price index. Minimum lease obligations for the Company at July 31, 1997 by fiscal year are as follows:

                          1998                             $1,134,657
                          1999                                920,026
                          2000                                746,852
                          2001                                541,321
                          2002                                441,503
                          Thereafter                        1,074,685
                                                           ----------
                                                           $4,859,044
                                                           ==========


                  Occupancy expense under operating leases for the years ended July 31, 1997, 1996 and 1995 was $1,391,811, $931,205 and $759,613,
      respectively.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

8.    SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS:

                  Cash interest payments for the years ended July 31, 1997, 1996 and 1995 are $760,745, $542,835 and $506,508, respectively. Cash tax payments for the years ended July 31, 1997, 1996 and 1995 are $47,706, $50,940 and $30,074, respectively.

                  In fiscal year 1996, the Company delivered 247,647 shares of its Common Stock valued at $1,238,235 in connection with the acquisitions of All Star Rental, Inc. and REJA, Inc. Additionally, the Company assumed liabilities totaling $2,733,493 and paid cash, net of cash acquired, of $499,200 in connection with the acquisitions (see Note 2).

9.    INCENTIVE PLANS:

                  Stock Option Plan The Company has a stock option plan (the "Plan") for officers and employees of the Company or its affiliates, under which the maximum number of shares which may be granted in the aggregate is 225,000 of the Company's Common Stock. The Plan, which became effective June 30, 1995, provides for the options to be granted, become exercisable, and terminate upon terms established by the Board of Directors (the "Committee"). Shares become exercisable from time to time (but not sooner than six months after the date of grant) over such period and upon such terms as the Committee may determine, but such exercise can not at any time be less than 25 shares unless the remaining shares that have become so purchasable are less than 25 shares.

                  All options granted to the employees have an exercise price no less than the fair market value of the stock at grant date. The options vest under one of the following conditions: (i) one-third each year, beginning on the first anniversary of the date of grant, (ii) one-half each year, beginning on the first anniversary of the date of grant, or (iii) one-fourth each year, beginning on the first anniversary of the date of grant.

                  The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

                  In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

9.    INCENTIVE PLANS, Continued

                  A summary of the status of the Company's stock options as of July 31, 1997, 1996 and 1995 and the changes during the year ended on those dates is presented below:

                                                                Stock Options
                                              1997                  1996                  1995
                                    ---------------------   ---------------------  --------------------
                                                 Weighted                Weighted              Weighted
                                     # Shares    Average     # Shares    Average    # Shares   Average
                                    Underlying   Exercise   Underlying   Exercise  Underlying  Exercise
                                     Options      Prices     Options      Prices    Options     Prices
                                    ----------   --------   ----------   --------- ----------  --------
Outstanding at beginning of  year      117,650     $  5.00   117,650          --        --          --

      Granted                           72,000     $  6.19        --          --        --     $  5.00
     Exercised                           2,250     $  5.00        --          --        --          --
      Forfeited                          2,750     $  5.00        --          --        --          --
      Expired                               --          --        --          --        --          --
 Outstanding at end of year            184,650     $  5.47   117,650     $  5.00   117,650     $  5.00
Exercisable at end of year              52,575     $  5.00    29,413     $  5.00        --          --

Available for grant at end of year      40,350               107,350               107,350
Weighted-average fair value of
     options granted                               $  2.46                    --                    --


                  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997: dividend yield of 0.00%; risk-free interest rate ranges from 6.03% to 6.54%; the expected life of options is 5 years; and a volatility of 32.6% for all grants.

                  Pro Forma Net Income and Net Income Per Common Share Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 1996 and 1997 would approximate the pro forma amounts below:

                                                                            Stock Options
                                              As Reported           Pro Forma           As Reported           Pro Forma
                                                7/31/97              7/31/97              7/31/96              7/31/96
                                                -------              -------              -------              -------
          Net Income                           $166,060             $152,201             $137,662             $137,662
          Net  income per common share         $   0.10             $   0.09             $   0.09             $   0.09


                  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the 1996 fiscal year.

                  401(K) Plan The Company established a Retirement Savings Plan (the "Savings Plan"), effective as of September 1, 1994, which is intended to qualify under Section 401(K) of the Internal Revenue Code "the Code". Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan. As of July 31, 1997, no additional or matching contributions have been made to the Savings Plan by the Company. All assets of the Savings Plan are held in trust.

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

                  The operations of Bestway Auto and Value Auto have been accounted for as a discontinued operation and, accordingly, the Company's equity in their operating results and the loss on disposal are segregated and reported as discontinued operations in the accompanying Consolidated Statement of Income. Summarized results of Bestway Auto and Value Auto are as follows:

                                                         Value Auto              Bestway Auto
                                                     February 1, 1996 -        August 1, 1995 -
                                                       July 31, 1996           February 1, 1996
                                                     ------------------        ----------------
                  Revenues                               $3,079,689                $207,468
                  Costs and expenses                      3,239,426                 351,579
                                                         ----------                --------
                  Loss before income taxes                 (159,737)               (144,111)
                  Income tax benefit                         23,961                  54,186
                                                         ----------                --------
                       Net loss                          $ (135,776)               $(89,925)
                                                         ==========                ========

11.   INVESTMENT IN PARTNERSHIP

                  On October 19, 1995, the Company became a 50% limited partner in a newly formed partnership, Value Auto Partners, Ltd. (the "Partnership"). The purpose of the Partnership is to engage in the financing of used cars. The Company accounted for its Partnership interest by the equity method. As of January 31, 1997, the Company had contributed $437,500 to the Partnership and had received distributions of approximately $14,000. The Company's equity in Partnership losses was $193,981 for the six months ended January 31, 1997. As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, management concluded that the investment should be written off. Accordingly, during the second quarter the Company recorded a pretax charge of $229,579 which represented the remaining carrying amount of its investment in the Partnership. The charge resulted in a deferred tax benefit of $86,322. Subsequently, there has been no changes in the status of the Partnership which would impact the Company's decision to write off the investment.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (Continued)

11.   INVESTMENT IN PARTNERSHIP, Continued

                  Shown below is the unaudited summarized financial information related to the Partnership at the time of the write-off:

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

12.   CONTINGENCIES:

                  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------
                               INDEX TO EXHIBITS

Exhibit
Number                             Document
-------                            --------
10(1)            Fourth Amended and Restated Revolving Credit Note dated August
                  18, 1997 between Comerica Bank - Texas and Bestway Rental,
                  Inc.

10(2)            First Amendment and Restated Promissory Note dated August 19,
                  1997 between O'Donnell & Masur, L.P. and Bestway, Inc.

21               Subsidiaries

23               Consent of Auditors

27               Financial Data Schedule
                      Filed electronically only, not attached to printed reports