Form 10-K/A
period 1997-07-31
BESTWAY INC
filed 1997-11-17
CIK 4344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                                    For the fiscal year ended July 31, 1997
                                       or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from_______________to_____________

                          Commission file number 0-8568

                                  BESTWAY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               81-0332743
 ------------------------------                              ---------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  7800 Stemmons Freeway, Suite 320, Dallas, Texas                75247
  -----------------------------------------------             ----------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (214) 630-6655
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
         Title of each class                            which registered
         -------------------                          -------------------------
              (None)                                         (None)

Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $.01 par value
-------------------------------------------------------------------------------
                       (Title of Class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Common Stock, $.01 par value, outstanding at July 31, 1997, was 1,749,967.

         Bestway, Inc. (the "Company") hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (the "1997 10-K") filed on October 23, 1997 with the Securities and Exchange Commission (the "Commission") to add the information required by Part III (Items 10,11,12 and 13) rather than to incorporate such information by reference in the 1997 10-K from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders as the Company had originally intended.

BESTWAY, INC.                                                        FORM 10-K/A
--------------------------------------------------------------------------------

     Part III of the 1997 10-K is hereby deleted and replaced in its entirety with the following (All capitalized terms used herein but not defined herein shall have the meaning assigned to such terms in the 1997 10-K):

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The name, age and positions of each of the directors and executive officers of the Company are listed below.


     Name                Age                              Position
-------------------      ---     --------------------------------------------------------------------
Jack E. Meyer            54      Director and Member of the Audit Committee of the Board of Directors

James A. O'Donnell       45      Director and Member of the Audit Committee of the Board of Directors

R. Brooks Reed           56      Chairman of the Board and Chief Executive Officer

Teresa A. Sheffield      37      President and Chief Operating Officer

Beth A. Durrett          40      Senior Vice President - Finance

Joe R. McElroy           40      Vice President - Real Estate


         Mr. Meyer has served as a director of the Company since 1980. Mr. Meyer is currently President and Chief Executive Officer of Urologix, Inc. From March 1993 to January 1994 he was President and Chief Executive Officer for Fiberoptic Sensor Technologies. Mr. Meyer has served as a director for Urologix, Inc. since 1994.

         Mr. O'Donnell has served as a director of the Company since 1987. Mr. O'Donnell is currently a partner with the private equity firm of Cravey, Green & Wahlen and since 1987 has been a general partner of O'Donnell and Masur, LP, a venture capital investment firm which is a significant stockholder and debt holder of the Company.

         Mr. Reed has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 1979. From 1983 to May 1997, Mr. Reed served as President of the Company. Mr. Reed is also a principal of Phoenix Partners, Inc., a private investment company engaged in the acquisition and operation of medium-sized businesses in a variety of industries.

         Ms. Sheffield has served as President and Chief Operating Officer since May 1997. From July 1992 to May 1997, Ms. Sheffield served as Vice President - Operations. From February 1988 to July 1992, Ms. Sheffield served in various capacities with the Company.

         Ms. Durrett has served as Senior Vice President - Finance of the Company since May 1997. From 1987 to May 1997, Ms. Durrett served as Vice President - Controller and was appointed Secretary in 1991. Ms. Durrett has served in various capacities with the Company since September 1979.

BESTWAY, INC.                                                        FORM 10-K/A
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, Continued

         Mr. McElroy has served as Vice President - Real Estate since May 1997. From January 1996 to May 1997, Mr. McElroy served as Director - Real Estate. Prior to joining the Company, Mr. McElroy was Director of Real Estate for Drinkard Development, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended July 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows all cash and other compensation paid (or to be paid) by the Company for the fiscal years ended July 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer and highest compensated executive officer for services rendered in all capacities in which they served during each period whose total annual salary and bonus exceeded $100,000 in the fiscal year ended July 31, 1997.


                                                                                         Long -Term
                                                                                        Compensation
                                                            Annual Compensation            Awards
                                                         ----------------------         ------------
                                                                                         Restricted
            Name and                         Fiscal      Salary          Bonus             Stock
       Principal Position                      Year        ($)            ($)             Awards($)
       ------------------                      ----      --------      --------           --------
R. Brooks Reed, Chairman  and Chief            1997      $150,000            --                 --
Executive Officer                              1996      $150,000            --                 --
                                               1995      $150,000      $37,111 (1)              --
Teresa A. Sheffield,                           1997      $116,307      $ 19,542                 --
President and Chief Operating Officer          1996      $ 85,346      $ 30,376                 --
                                               1995      $ 71,615      $ 29,327                 --


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

BESTWAY, INC.                                                        FORM 10-K/A
--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION, Continued

OPTION GRANTS TABLE

         The following table shows all options granted by the Company for the fiscal year ended July 31, 1997 to the Company's highest compensated executive officers listed above: (i) the number of shares covered by such options; (ii) the percent that such options represented of total options granted to all the Company's employees during the 1997 fiscal year; (iii) the exercise price, and
(iv) the expiration date.


                                          Percent of
                                         Total Options
                                          Granted to
                                         Employees in     Exercise
                             Options         1997         Price Per      Expiration
       Name                  Granted      Fiscal Year       Share           Date
-------------------          -------     ------------     ---------       ---------
R. Brooks Reed                  --             --             --             --
Teresa A. Sheffield             --             --             --             --


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table shows for the fiscal year ended July 31, 1997 to the Company's highest compensated executive officers listed above: (i) the number of shares of the Company's Common Stock acquired upon exercise of options during fiscal year 1997; (ii) the aggregate dollar value realized upon exercise;
(iii) the total number of unexercised options held at the end of fiscal year 1997; and (iv) the aggregate dollar value of in-the-money unexercised options held at the end of fiscal year 1997.


                                                      Number of Unexercised              Value of Unexercised
                                                      Options at 1997 Fiscal            In-the-Money Options at
                           Shares          Value             Year End                  1997 Fiscal Year End  (2)
                         Acquired on      Realized   ----------------------------    -----------------------------
      Name               Exercise (#)       ($)      Exercisable    Unexercisable    Exercisable     Unexercisable
      ----               ------------       ---      -----------    -------------    -----------     -------------
R. Brooks Reed                 --            --               --               --             --                --
Teresa A. Sheffield            --            --           30,400           30,400        $45,600           $45,600


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Decisions regarding the compensation of the executive officers of the Company are made by the Board of Directors. In fiscal year 1997, decisions concerning the compensation of Ms. Beth A. Durrett and Ms. Teresa A. Sheffield were made by the entire Board of Directors and decisions concerning the compensation of Mr. R. Brooks Reed were made by Mr. Jack E. Meyer and Mr. James
A. O'Donnell.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 11, 1997, obtained from information furnished by the persons named below, concerning the beneficial stock ownership of each person known to the Company who may be deemed to be the beneficial owner of more than five percent of the Company's Common Stock, each director of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other then its Common Stock.

BESTWAY, INC.                                                        FORM 10-K/A
--------------------------------------------------------------------------------

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT, Continued


NAME AND ADDRESS                        AMOUNT AND NATURE OF           PERCENT
OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP (1)       OF CLASS
-------------------                     --------------------           --------
O'Donnell & Masur, LP ("O&M")                   981,872                 56.2%
5949 Sherry Lane, Suite 1450
Dallas, Texas 75225

James A. O'Donnell (2)                          983,872                 56.3%
5949 Sherry Lane, Suite 1450
Dallas, Texas 75225

Mark Masur (3)                                  981,952                 56.2%
5949 Sherry Lane, Suite 1450
Dallas, Texas 75225

R. Brooks Reed (4)                               58,873                  3.4%
7800 Stemmons, Suite 320
Dallas, Texas 75247

Jack E. Meyer                                    16,203                   .9%
7800 Stemmons, Suite 320
Dallas, Texas 75247

All directors and executive officers          1,088,103                 62.2%
as a group (6 persons)

Robert D. Simons                                 92,517                  5.3%
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

BESTWAY, INC.                                                       FORM 10-K/A
-------------------------------------------------------------------------------

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 1997.


                                  BESTWAY, INC.



                                  /s/ Beth A. Durrett
                                  ----------------------------------------------
                                  Beth A. Durrett
                                  Senior Vice President - Finance
                                  (Duly authorized representative and
                                  principal financial officer)