Form 10-Q
period 1997-10-31
BESTWAY INC
filed 1997-12-15
CIK 4344

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from ________ to __________

                          Commission file number 0-8568

                                  BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             81-0332743
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

7800 Stemmons, Suite 320, Dallas, Texas                           75247
----------------------------------------                        ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 1997 was 1,749,967.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                October 31, 1997

PART I - FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
         ITEM 1.  Consolidated Unaudited Financial Statements                           3-8
         ITEM 2.  Management's Discussion and Analysis of Financial                     9-11
                  Condition and Results of Operations

PART II - OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on form 8-K, Signatures                          12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                               October 31, 1997    July 31, 1997
                                                               ----------------    -------------
ASSETS
Cash                                                             $    524,642      $    354,738
Restricted cash                                                       119,342           119,342
Prepaid expenses                                                      173,471           127,977
Deferred income taxes                                               1,643,947         1,702,080
Other assets                                                           76,497            68,889
Rental merchandise, at cost                                        17,980,167        15,962,450
         less accumulated depreciation                              5,980,769         5,818,763
                                                                 ------------      ------------
                                                                   11,999,398        10,143,687
                                                                 ------------      ------------
Property and equipment, at cost                                     5,247,812         5,019,151
         less accumulated depreciation                              2,506,830         2,287,383
                                                                 ------------      ------------
                                                                    2,740,982         2,731,768
                                                                 ------------      ------------
Non-competes, net of amortization                                     471,218           568,841
Goodwill, net of amortization                                       2,498,240         2,556,645
                                                                 ------------      ------------
                  Total assets                                   $ 20,247,737      $ 18,373,967
                                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $  2,136,509      $  1,327,216
Accrued interest - related parties                                     15,500            12,013
Accrued interest - other                                               53,500            45,250
Income taxes payable                                                   59,841            52,648
Other accrued liabilities                                           1,059,161         1,170,395

Notes payable - related parties                                     3,000,000         3,100,000
Notes payable - other                                               6,235,430         5,071,945

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $10.00 par value
         1,000,000 authorized, none issued                                 --                --
Common stock, $.01 par value, 5,000,000 authorized,
         1,749,967 issued and outstanding at,
         October 31, 1997 and July 31, 1997, respectively              17,500            17,500
Paid-in capital                                                    16,089,897        16,089,897
Accumulated deficit                                                (8,419,601)       (8,512,897)
                                                                 ------------      ------------
         Total stockholders' equity                                 7,687,796         7,594,500
                                                                 ------------      ------------
                  Total liabilities and stockholders' equity     $ 20,247,737      $ 18,373,967
                                                                 ============      ============



    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

                                                                    (Unaudited)
                                                                 Three Months Ended
                                                         ---------------------------------
                                                         October 31, 1997 October 31, 1996
                                                         ---------------- ----------------
Revenues:
         Rental income                                     $ 6,041,567     $ 6,019,221
         Sales of merchandise                                   50,610          50,535
                                                           -----------     -----------
                                                             6,092,177       6,069,756
                                                           -----------     -----------
Cost and operating expenses:
         Depreciation and amortization:
                  Rental merchandise                         1,310,042       1,389,395
                  Other                                        394,953         422,705
         Cost of merchandise sold                               51,837          52,458
         Salaries and wages                                  1,623,843       1,522,721
         Advertising                                           239,815         234,981
         Occupancy                                             378,280         326,588
         Other operating expenses                            1,736,304       1,696,931
         Interest expense                                      188,467         188,631
         Loss (gain) on sale of property and equipment           6,114          (9,634)
                                                           -----------     -----------
                                                             5,929,655       5,824,776
                                                           -----------     -----------
Income from operations before
         income tax provision:                                 162,522         244,980
                                                           -----------     -----------
         Current income tax expense                             11,095          20,152
         Deferred income tax expense                            58,131          71,878
                                                           -----------     -----------
Net income                                                 $    93,296     $   152,950
                                                           ===========     ===========
Net income per share                                       $       .05     $       .09
                                                           ===========     ===========
Weighted average common shares outstanding                   1,749,967       1,749,217
                                                           ===========     ===========


    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               (Unaudited)
                                                                                           Three Months Ended
                                                                                      ----------------------------
                                                                                      October 31,      October 31,
                                                                                         1997             1996
                                                                                      -----------      -----------
Cash flows from operating activities:
                  Net income                                                          $    93,296      $   152,950
Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization                                         1,704,995        1,812,100
                  Net book value of rental units retired                                  226,646          532,619
                  Loss (Gain) on sale of property and equipment                             6,114           (9,634)
                  Deferred income taxes                                                    58,131           71,878
                  Changes in operating assets and liabilities other than cash
                           Prepaid expenses                                               (45,494)          (4,295)
                           Other assets                                                    (7,608)         (18,236)
                           Accounts payable                                               (20,747)         122,866
                           Accrued interest payable                                        11,737              598
                           Income taxes payable                                             7,193            5,397
                           Other accrued liabilities                                     (111,234)         (69,251)
                             Total adjustments                                        -----------      -----------
                                                                                         (166,153)          37,079
Net cash flows from operating activities                                              -----------      -----------
                                                                                        1,923,029        2,596,992
                                                                                      -----------      -----------

Cash flows from investing activities:
                  Purchase of rental units and equipment                               (2,562,359)      (2,579,278)
                  Additions to property and equipment                                    (256,755)        (594,221)
                  Proceeds from sale of property and equipment                              2,504           30,344
                                                                                      -----------      -----------
Net cash flows used in investing activities                                            (2,816,610)      (3,143,155)
                                                                                      -----------      -----------
Cash flows from financing activities:
                  Proceeds from issuance of common stock                                       --           11,250
                  Proceeds from notes payable                                           1,169,974        1,075,000
                  Repayment of notes payable                                             (106,489)        (249,817)
                                                                                      -----------      -----------
Net cash flows provided by financing activities                                         1,063,485          836,433
                                                                                      -----------      -----------
Cash at August 1, 1997 and 1996 respectively                                              354,738          325,513
                                                                                      -----------      -----------
Cash at the end of the quarter                                                        $   524,642      $   615,783
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

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the three months ended October 31, 1997

                                            Common Stock
                                    ---------------------------       Paid-In       Accumulated
                                       Shares         Amount          Capital         Deficit
                                    -----------     -----------     -----------     -----------
Balance at July 31, 1997              1,749,967     $    17,500     $16,089,897     $(8,512,897)
                                    -----------     -----------     -----------     -----------
Net income for the three months
    ended October 31, 1997                   --              --              --          93,296
                                    -----------     -----------     -----------     -----------
Balance at October 31, 1997           1,749,967     $    17,500     $16,089,897     $(8,419,601)
                                    ===========     ===========     ===========     ===========



    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Reference to Previous Disclosures

         The consolidated financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted or are incorporated herein by reference to the financial statements included in the Company's 1997 Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Form 10-K, particularly with regard to disclosure relating to significant accounting policies.

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

3.       Notes Payable

         On August 18, 1997, the Company amended its August 19, 1993 Second Amendment to First Amended and Restated Revolving Credit Loan Agreement (the "Agreement") with its senior collateralized lender. In the amendment, the Company extended the maturity date from August 19, 1997 to November 18, 1997.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, con't.

3.       Notes Payable, con't.

         On November 18, 1997, the Company further amended the Agreement. Pursuant to the Third Amendment of the Agreement, the Company revised certain covenants, increased the maximum amount of revolving credit under such loan Agreement from $7,500,000 to $8,500,000 and extended the maturity date of such Agreement by two years from November 18, 1997 to November 30, 1999.

         On August 18, 1997, the Company paid in full a $100,000 subordinated note payable to a director and stockholder.

         On August 19, 1997, the Company amended its note payable to limited partnership and stockholder dated July 19, 1993. In the amendment, the Company extended the maturity date by two years from August 19, 1997 to August 19, 1999 and increased the interest rate from 4.5% to 6.0% during the first year and 8.0% thereafter.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements that involves risk and uncertainties. The actual future results of the Company could differ materially from those statements.

         In April 1996, the Company acquired all the assets and certain liabilities of 15 stores located in 3 states, all of which the Company previously had no operations, from All Star Rental, Inc. (the "All Star Acquisition"), and in July 1996, the Company acquired substantially all the assets of 8 stores located in 2 states, one of which the Company previously had no operations, from REJA, Inc. (the "REJA Acquisition", and together with the All Star Acquisition, the "1997 Acquisitions").

Results of Operations

         The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as a percentage of revenues.

                                                              Quarter Ended
                                                               October 31,
                                                            -----------------
                                                             1997       1996
                                                            ------     ------
Revenues
         Rental income                                        99.2%      99.2%
         Sales of merchandise                                   .8         .8
                                                            ------     ------
                  Total revenues                             100.0      100.0
Cost and operating expenses
         Depreciation and amortization:
                  Rental merchandise                          21.5       22.9
                  Other                                        6.4        7.0
         Cost of merchandise sold                               .9         .9
         Salaries and wages                                   26.7       25.1
         Advertising                                           3.9        3.9
         Occupancy                                             6.2        5.4
         Other operating expenses                             28.5       27.9
         Interest expense                                      3.1        3.1
         Loss (gain) on sale of property and equipment          .1        (.2)
                                                            ------     ------
                  Total cost and operating expenses           97.3       96.0
                                                            ------     ------
Income from operations before income tax provision             2.7        4.0
                                                            ------     ------
         Current income tax expense                             .2         .3
         Deferred income tax expense                           1.0        1.2
                                                            ------     ------
Net Income                                                     1.5%       2.5%
                                                            ======     ======

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

         Total revenue increased $22,421 or 0.4% to $6,092,177 as compared to $6,069,756 in the quarter ended October 31, 1996. The increase was due to the inclusion of the operating results for two internal new store openings during the fourth quarter of fiscal year 1997 and operating results from a single new internal store opening during the first quarter of fiscal year 1998 offset by a decrease in same store revenue. The two internal new store openings during the fourth quarter of 1997 accounted for $74,930 and the single new internal store opening during the first quarter of 1998 accounted for $9,188. The Company's same stores experienced revenue losses of $61,697 for the quarter, of which $59,790 was attributable to the 1997 Acquisitions. Same store revenues represents revenues earned in stores that were opened by the Company for the entire three-month period ending October 31, 1997 and 1996. Although many stores from the 1997 Acquisitions are operating at revenue levels below that of the Company's existing stores, the majority are profitable. While the additions of these stores has increased the level of other operating expenses as a percentage of revenue due to the relatively fixed nature of these expenses, management expects to realize increased profitability from these stores by implementing certain programs aimed at increasing operating efficiencies including the realignment of its districts to provide more focus on under performing stores.

         Total costs and operating expenses increased $104,879 or 1.8% to $5,929,655 from $5,824,776. This increase is primarily the result of salaries and wages, occupancy expense and other operating expenses associated with the 1997 Acquisitions, operating losses from the two new internal stores opened during the fourth quarter of fiscal year 1997 and operating losses from the single new internal store opened this quarter.

         Salaries and wages increased $101,122 to $1,623,843 from $1,522,721 and as a percentage of total revenues increased 1.6% to 26.7% from 25.1%. The three internal new store locations produced additional salaries and wages of $30,159 for the quarter. Same store salaries and wages increased $81,496 for the quarter, of which $9,594 was attributable to the 1997 Acquisitions. Occupancy expense increased $51,692 to $378,280 from $326,588 and as a percentage of total revenues increased 0.8% to 6.2% from 5.4% Other operating expenses increased $39,373 to $1,736,304 from $1,696,931 and as a percentage of total revenues increased 0.6% to 28.5% from 27.9%. The two internal new store openings during the fourth quarter of fiscal year 1997 and the single new internal store opened this quarter operated at a lower average revenue per store and, therefore, had higher occupancy and other operating costs as a percentage of revenues than the Company's existing same stores.

         Depreciation expense related to rental merchandise decreased $79,353 to $1,310,042 from $1,389,395 and as a percentage of total revenues decreased 1.4% to 21.5% from 22.9% primarily due to higher rental rates on rental merchandise.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Financial Condition, Liquidity and Capital Resources

         For the quarter ended October 31, 1997, the Company's net cash flows from operating activities was $1,923,029 as compared to $2,596,992 for the quarter ended October 31, 1996. The decrease was primarily due to an increase in working capital requirements.

         For the quarter ended October 31, 1997, the Company's net cash flows used in investing activities was $2,816,610 as compared to $3,143,155 for the quarter ended October 31, 1996. The Company's investing activities reflects a $337,466 decrease in additions to property and equipment and a $16,919 decrease in the purchase of rental units primarily as a result of the 1997 Acquisitions.

         For the quarter ended October 31, 1997, the Company's net cash flows provided by financing activities was $1,063,485 as compared to $836,433 for the quarter ended October 31, 1996. The increase in financing activities principally reflects increased borrowings on the Company's debt.

         On August 18, 1997, the Company amended its August 19, 1993 Second Amendment to First Amended and Restated Revolving Credit Loan Agreement (the "Agreement") with its senior collateralized lender. In the amendment, the Company extended the maturity date from August 19, 1997 to November 18, 1997. On November 18, 1997, the Company further amended the Agreement. Pursuant to the Third Amendment to the Agreement, the Company, among other things, increased the maximum amount of revolving credit under such loan Agreement from $7,500,000 to $8,500,000 and extended the maturity date of such Agreement by two years from November 18, 1997 to November 30, 1999.

         With the Company having available credit of approximately $2,400,000 under the $8,500,000 Agreement, as amended on November 18, 1997, management believes the Company has adequate resources to meet its future cash obligations.

         On August 18, 1997, the Company paid in full a $100,000 subordinated note payable to a director and stockholder.

         On August 19, 1997, the Company amended its note payable to limited partnership and stockholder dated July 19, 1993. In the amendment, the Company extended the maturity date by two years from August 19, 1997 to August 19, 1999 and increased the interest rate from 4.5% to 6.0% during the first year and 8.0% thereafter.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a)      Exhibits required by Item 601 of Regulation S-K

                  27       Financial Data Schedule
                                    Filed electronically only, not attached to printed reports

                  (b)      Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the quarter ended October 31, 1997


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BESTWAY, INC.




December 15, 1997                      /s/ Beth A. Durrett
                                       -------------------
                                       Beth A. Durrett
                                       Senior Vice President - Finance
                                       (Principal Financial Officer and duly
                                       authorized to sign on behalf of the
                                       Registrant)

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
    27              Financial Data Schedule