Form 10-Q
period 1998-01-31
BESTWAY INC
filed 1998-03-16
CIK 4344

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1998


                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568


                                  BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              81-0332743
-------------------------------                            --------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

7800 Stemmons Freeway, Suite 320                                  75247
-------------------------------                            --------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1998, was 1,749,967.



                                    1 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                             FOR THE QUARTER ENDED
                                January 31, 1998

PART I - FINANCIAL INFORMATION                                                             PAGE NOS.
                                                                                           ---------
     ITEM 1.          Consolidated Unaudited Financial Statements                              3-8

     ITEM 2.          Management's Discussion and Analysis of Financial Condition             8-11
                      and Results of Operations

PART II - OTHER INFORMATION

     ITEM 6.          Exhibits and Reports on Form 8-K, Signatures                             12




                                    2 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                 January 31, 1998          July 31, 1997
                                                                 ----------------          ------------
                             ASSETS
Cash                                                               $    582,130             $    354,738
Restricted cash                                                         119,342                  119,342
Prepaid expenses                                                        129,456                  127,977
Deferred income taxes                                                 1,561,876                1,702,080
Other assets                                                             79,821                   68,889

Rental merchandise, at cost                                          17,555,261               15,962,450
    less accumulated depreciation                                     6,066,506                5,818,763
                                                                   ------------             ------------
                                                                     11,488,755               10,143,687
                                                                   ------------             ------------

Property and equipment, at cost                                       5,166,736                5,019,151
    less accumulated depreciation                                     2,572,257                2,287,383
                                                                   ------------             ------------
                                                                      2,594,479                2,731,768
                                                                   ------------             ------------

Non-competes, net of amortization                                       373,592                  568,841
Goodwill, net of amortization                                         2,439,834                2,556,645
                                                                   ------------             ------------

            Total assets                                           $ 19,369,285             $ 18,373,967
                                                                   ============             ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                   $    679,363             $  1,327,216
Book overdraft                                                          201,573                     --
Accrued interest - related parties                                       15,500                   12,013
Accrued interest - other                                                   --                     45,250
Income taxes payable                                                     76,389                   52,648
Other accrued liabilities                                             1,031,471                1,170,395
Notes payable - related parties                                       3,000,000                3,100,000
Notes payable - other                                                 6,573,861                5,071,945
Commitments and contingencies
Stockholders' Equity:
    Preferred stock, $10.00 par value, 1,000,000
      authorized, none issued                                              --                       --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,749,967 issued and outstanding at, January 31,
      1998 and July 31, 1997, respectively                               17,500                   17,500
    Paid-in capital                                                  16,089,897               16,089,897
    Accumulated deficit                                              (8,316,269)              (8,512,897)
                                                                   ------------             ------------
            Total stockholders' equity                                7,791,128                7,594,500
                                                                   ------------             ------------

            Total liabilities and stockholders' equity             $ 19,369,285             $ 18,373,967
                                                                   ============             ============

    The accompanying notes are an integral part of the financial statements.



                                    3 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                           (Unaudited)
                                                     Three Months Ended                   Six Months Ended
                                                ------------------------------       ------------------------------
                                                          January 31,                         January 31,
                                                    1998              1997               1998              1997
                                                ------------      ------------       ------------      ------------
Revenues:
   Rental income                                $  6,388,179      $  6,255,585       $ 12,429,746      $ 12,274,806
   Sales of merchandise                               66,425            64,979            117,035           115,514
                                                ------------      ------------       ------------      ------------

                                                   6,454,604         6,320,564         12,546,781        12,390,320
                                                ------------      ------------       ------------      ------------

Cost and Operating Expenses:
   Depreciation and amortization:
      Rental merchandise                           1,411,462         1,400,602          2,721,504         2,789,997
      Other                                          386,623           421,008            781,576           843,713
   Cost of merchandise sold                           52,096            62,655            103,933           115,113
   Salaries and wages                              1,661,992         1,633,998          3,285,835         3,156,719
   Advertising                                       204,049           220,890            443,864           455,871
   Occupancy                                         396,016           345,389            774,296           671,977
   Other operating expenses                        1,896,175         1,726,178          3,632,479         3,423,109
   Equity in loss of partnership                        --             193,981               --             193,981
   Write off of investment in partnership               --             229,579               --             229,579
   Interest expense                                  218,953           210,146            407,420           398,777
   Loss  on sale of property and equipment            25,287            10,070             31,401               436
                                                ------------      ------------       ------------      ------------

                                                   6,252,653         6,454,496         12,182,308        12,279,272
                                                ------------      ------------       ------------      ------------
Income (loss) from operations
   before income tax provision:                      201,951          (133,932)           364,473           111,048
                                                ------------      ------------       ------------      ------------

   Current income tax expense                         16,549             9,840             27,644            29,992
   Deferred income tax expense (benefit)              82,070           (51,083)           140,201            20,795
                                                ------------      ------------       ------------      ------------

Net income (loss)                               $    103,332      $    (92,689)      $    196,628      $     60,261
                                                ============      ============       ============      ============

Basic and diluted net income (loss) per
     share                                      $        .06      $       (.05)      $        .11      $        .03
                                                ============      ============       ============      ============

Weighted average common shares outstanding         1,749,967         1,749,967          1,749,967         1,749,592
                                                ============      ============       ============      ============

Diluted weighted average common shares
   outstanding                                     1,801,416         1,749,967          1,798,255         1,793,599
                                                ============      ============       ============      ============



    The accompanying notes are an integral part of the financial statements.


                                    4 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  (Unaudited)
                                                                              Six Months Ended
                                                                ----------------------------------------------
                                                                   January 31, 1998     January 31, 1997
                                                                   ----------------     ----------------
Cash flows from operating activities:
      Net income                                                        $   196,628       $    60,261
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                       3,503,080         3,633,710
      Net book value of rental units retired                                608,695           845,542
      Loss on sale of property and equipment                                 31,401               436
      Equity in loss of partnership                                            --             193,981
      Write off of investment in partnership                                   --             229,579
      Deferred income taxes                                                 140,204            20,795
      Changes in operating assets and liabilities other than cash:
            Prepaid expenses                                                 (1,479)           77,721
            Other assets                                                    (10,932)           (8,710)
            Accounts payable                                                (76,884)          (90,955)
            Income taxes payable                                             23,741             5,021
            Accrued interest payable                                        (41,763)          (17,715)
            Other accrued liabilities                                      (138,924)           (1,527)
                                                                        -----------       -----------

              Total adjustments                                            (246,241)          (36,165)
                                                                        -----------       -----------

Net cash flows from operating activities                                  4,233,767         4,948,139
                                                                        -----------       -----------

Cash flows from investing activities:
    Purchase of rental units and equipment                               (5,246,235)       (4,778,290)
    Additions to property and equipment                                    (383,357)         (835,490)
    Proceeds from sale of property and equipment                             19,728            32,544
                                                                        -----------       -----------

Net cash flows used in investing activities                              (5,609,864)       (5,581,236)
                                                                        -----------       -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     --              11,250
    Book overdraft                                                          201,573              --
    Proceeds from notes payable                                           2,121,932         1,825,000
    Repayment of notes payable                                             (720,016)       (1,198,945)
                                                                        -----------       -----------

Net cash flows provided by financing activities                           1,603,489           637,305
                                                                        -----------       -----------

Cash at August 1, 1997 and 1996, respectively                               354,738           325,513
                                                                        -----------       -----------

Cash at the end of the quarter                                          $   582,130       $   329,721
                                                                        ===========       ===========


    The accompanying notes are an integral part of the financial statements.




                                    5 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the six months ended January 31, 1998


                                                             (Unaudited)
                                              Common Stock
                                         ----------------------        Paid-In         Accumulated
                                          Shares         Amount        Capital           Deficit
                                         ---------      -------      -----------      -----------
Balance at July 31, 1997                 1,749,967      $17,500      $16,089,897      $(8,512,897)

Net income for the six months ended
   January 31, 1998                           --           --               --            196,628
                                         ---------      -------      -----------      -----------

Balance at January 31, 1998              1,749,967      $17,500      $16,089,897      $(8,316,269)
                                         =========      =======      ===========      ===========



    The accompanying notes are an integral part of the financial statements.




                                    6 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

2.       Reclassifications

         Certain reclassifications were made to the prior period financial statements to conform with the current period presentation.

3.       Income Per Share

         In January 1998, the Company adopted SFAS No. 128, "Earnings Per Share," resulting in the replacement of primary earnings per share (EPS) with a newly defined basic EPS and modification to the computation of diluted EPS. As a result, all prior period EPS data has been restated to conform to the provisions of this statement. For the three and six months ended January 31, 1997, basic and diluted net income (loss) per share as restated approximates net income
(loss) per share as reported within an immaterial amount.

         For the three months ended January 31, 1998, 51,449 shares of common stock options were included in the denominator for the calculation of diluted net income (loss) per share. For the six months ended January 31, 1998 and 1997, 48,288 and 44,007 shares of common stock options were included in the denominator for the calculation of diluted net income per share. The affect of the dilutive common stock options did not impact the calculation of EPS.

4.       Notes Payable

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



                                    7 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------
Notes Payable, con't.


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

         Results of Operations

         The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of revenues:

                                                Three Months Ended          Six Months Ended
                                               -------------------        --------------------
                                                   January 31,                 January 31,
                                                1998         1997          1998          1997
                                               ------       ------        ------        ------
Revenues:
   Rental income                                 99.0%        99.0%         99.1%         99.1%
   Sales of merchandise                           1.0          1.0           0.9           0.9
                                               ------       ------        ------        ------

        Total revenues                          100.0        100.0         100.0         100.0
                                               ------       ------        ------        ------

Cost and operating expenses:
   Depreciation and amortization:
      Rental merchandise                         21.9         22.1          21.7          22.5
      Other                                       6.0          6.7           6.2           6.8
   Cost of merchandise sold                       0.8          1.0           0.8           0.9
   Salaries and wages                            25.7         25.8          26.2          25.5
   Advertising                                    3.2          3.5           3.5           3.7
   Occupancy                                      6.1          5.5           6.2           5.4
   Other operating expenses                      29.4         27.3          29.0          27.6
   Equity in loss of partnership                   --          3.1            --           1.6
   Write off of investment in partnership          --          3.6            --           1.9
   Interest expense                               3.4          3.3           3.2           3.2
   Loss (gain) on sale of property and
      equipment                                   0.4          0.2           0.3            --
                                               ------       ------        ------        ------

        Total cost and operating expenses        96.9        102.1          97.1          99.1
                                               ------       ------        ------        ------

Income (loss) from operations
   before income tax provision                    3.1         (2.1)          2.9           0.9
                                               ------       ------        ------        ------

   Current income tax expense                     0.2          0.2           0.2           0.2
   Deferred income tax expense (benefit)          1.3         (0.8)          1.1           0.2
                                               ------       ------        ------        ------

Net income (loss)                                 1.6%        (1.5)%         1.6%          0.5%
                                               ======       ======        ======        ======



                                    8 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Comparison of Three Months Ended January 31, 1998 and 1997

         For the three months ended January 31, 1998 compared to the three months ended January 31, 1997, total revenues increased by $134,040 (2.1%) to $6,454,604 from $6,320,564. The increase was due to the inclusion of the operating results for two new internal store openings during the fourth quarter of fiscal year 1997 and operating results from a single new internal store opening during the first quarter of fiscal year 1998 offset by a decrease in same store revenue. The two new internal store openings during the fourth quarter of 1997 accounted for $123,855 and the single new internal store opening during the first quarter of 1998 accounted for $51,629. The Company's same stores experienced revenue losses of $41,444, of which $25,492 was attributable to fifteen stores acquired in April 1996 from All Star Rental, Inc. and eight stores acquired in July 1996 from REJA, Inc. (the 1996 Acquisitions). Same store revenues represent revenues earned in stores that were opened by the Company for the entire three-month period ended January 31, 1998 and 1997. Although many stores from the 1996 Acquisitions are operating at revenue levels below that of the Company's existing stores, the majority are profitable. While the addition of these stores has increased the level of other operating expenses as a percentage of revenue due to the relatively fixed nature of these expenses, management expects to realize increased profitability from these stores by implementing certain programs aimed at increasing operating efficiencies including the realignment of its districts to provide more focus on under performing stores.

         For the three months ended January 31, 1998 compared to the three months ended January 31, 1997, total costs and operating expenses decreased $201,843 or 3.1% as a percentage of total revenues. Costs and operating expenses associated with the Company's core business increased $221,717 and as a percentage of total revenues increased to 96.9% from 95.4%. This increase is primarily the result of occupancy expense and other operating expenses associated with the 1996 Acquisitions and new internal store openings. Costs and operating expenses decreased $423,560 or 6.7% as a percentage of total revenues due to losses incurred on the Company's investment in Value Auto Partners, Ltd. (the Partnership). As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, during the second quarter of fiscal year 1997 management concluded that the investment should be written off. The Company's equity in Partnership losses was $193,981 or 3.1% as a percentage of total revenues. The write-off of the remaining balance of the investment in the Partnership resulted in a pretax loss of $229,579 or 3.6% as a percentage of total revenues for the quarter.

         Salaries and wages increased $27,994 to $1,661,992 from $1,633,998 and as a percentage of total revenues decreased 0.1% to 25.7% from 25.8%. The three new internal store locations produced additional salaries and wages of $46,809 for the quarter. Occupancy expense increased $50,627 to $396,016 from $345,389 and as a percentage of total revenues increased 0.6% to 6.1% from 5.5%. Other operating expenses increased $169,997 to $1,896,175 from $1,726,178 and as a percentage of total revenues increased 2.1% to 29.4% from 27.3% primarily due to increased write-offs of rental merchandise. The two new internal store openings during the fourth quarter of fiscal year 1997 and the single new internal store opened during the first quarter of this year operated at a lower average revenue per store and, therefore, had higher occupancy and other operating costs as a percentage of revenues than the Company's existing same stores.

         Depreciation expense related to rental merchandise increased $10,860 to $1,411,462 from $1,400,602 and as a percentage of total revenues decreased 0.2% to 21.9% from 22.1% primarily due to higher rental rates on rental merchandise.



                                    9 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Comparison of Six Months Ended January 31, 1998 and 1997

         For the six months ended January 31, 1998 compared to the six months ended January 31, 1997, total revenues increased by $156,461 (1.3%) to $12,546,781 from $12,390,320. The increase was due to the inclusion of the operating results for two new internal store openings during the fourth quarter of fiscal year 1997 and operating results from a single new internal store opening during the first quarter of fiscal year 1998 offset by a decrease in same store revenue. The two new internal store openings during the fourth quarter of 1997 accounted for $198,785 and the single new internal store opening during the first quarter of 1998 accounted for $60,817. The Company's same stores experienced revenue losses of $103,141 for the six months, of which $85,286 was attributable to the 1996 Acquisitions. Same store revenues represent revenues earned in stores that were opened by the Company for the entire six-month period ended January 31, 1998 and 1997. Although many stores from the 1996 Acquisitions are operating at revenue levels below that of the Company's existing stores, the majority are profitable. While the addition of these stores has increased the level of other operating expenses as a percentage of revenue due to the relatively fixed nature of these expenses, management expects to realize increased profitability from these stores by implementing certain programs aimed at increasing operating efficiencies including the realignment of its districts to provide more focus on under performing stores.

         For the six months ended January 31, 1998 compared to the six months ended January 31, 1997, total costs and operating expenses decreased $96,964 or 0.8% as a percentage of total revenues. Costs and operating expenses associated with the Company's core business increased $326,596 and as a percentage of total revenues increased to 97.1% from 95.7%. This increase is primarily the result of salaries and wages, occupancy expense and other operating expenses associated with the 1996 Acquisitions and new internal store openings. Costs and operating expenses decreased $423,560 or 3.4% as a percentage of total revenues due to losses incurred on the Company's investment in Value Auto Partners, Ltd. (the Partnership). As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, during the second quarter of fiscal year 1997 management concluded that the investment should be written off. The Company's equity in Partnership losses was $193,981 or 1.6% as a percentage of total revenues. The write-off of the remaining balance of the investment in the Partnership resulted in a pretax loss of $229,579 or 1.9% as a percentage of total revenues for the six months.

         Salaries and wages increased $129,116 to $3,285,835 from $3,156,719 and as a percentage of total revenues increased 0.7% to 26.2% from 25.5%. The three new internal store locations produced additional salaries and wages of $76,969 for the six months. Occupancy expense increased $102,319 to $774,296 from $671,977 and as a percentage of total revenues increased 0.8% to 6.2% from 5.4%. Other operating expenses increased $209,370 to $3,632,479 from $3,423,109 and as a percentage of total revenues increased 1.4% to 29.0% from 27.6% primarily due to increased write-offs of rental merchandise. The two new internal store openings during the fourth quarter of fiscal year 1997 and the single new internal store opened during the first quarter of this year operated at a lower average revenue per store and, therefore, had higher occupancy and other operating costs as a percentage of revenues than the Company's existing same stores.

         Depreciation expense related to rental merchandise decreased $68,493 to $2,721,504 from $2,789,997 and as a percentage of total revenues decreased 0.8% to 21.7% from 22.5% primarily due to higher rental rates on rental merchandise.


                                    10 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Financial Condition Liquidity and Capital Resources

         For the six months ended January 31, 1998 the Company's net cash flows from operating activities was $4,233,767 as compared to $4,948,139 for the six months ended January 31, 1997. The decrease was primarily due to an increase in working capital requirements.

         For the six months ended January 31, 1998 the Company's net cash flows used in investing activities was $5,609,861 as compared to $5,581,236 for the six months ended January 31, 1997. The Company's investing activities reflects a $452,133 decrease in additions to property and equipment and a $467,945 increase in the purchase of rental units and equipment.

         For the six months ended January 31, 1998 the Company's net cash flows provided by financing activities was $1,603,489 as compared to $637,305 for the six months ended January 31, 1997. The increase in financing activities principally reflects increased borrowings on the Company's debt.

         On August 18, 1997, the Company amended its August 19, 1993 Second Amendment to First Amended and Restated Revolving Credit Loan Agreement (the "Agreement") with its senior collateralized lender. In the amendment, the Company extended the maturity date from August 19, 1997 to November 18, 1997. On November 18, 1997, the Company further amended the Agreement. Pursuant to the Third Amendment of the Agreement, the Company among other things, increased the maximum amount of revolving credit under such loan Agreement from $7,500,000 to $8,500,000 and extended the maturity date of such Agreement by two years from November 18, 1997 to November 30, 1999.

         With the Company having available credit of approximately $2,050,000 under the $8,500,000 Agreement, as amended On November 18, 1997, management believes the Company has adequate resources to meet its future cash obligations.

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



                                    11 of 12

BESTWAY,INC.                                                          FORM 10-Q
-------------------------------------------------------------------------------


                            PART II OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

              (a)  Exhibits required by Item 601 of Regulation S-K

                   27       Financial Data Schedule
                              Filed electronically only, not attached
                              to printed reports

              (b)  Report on Form 8-K

                   The Company did not file any reports on Form 8-K during the quarter ended January 31, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.



March 16, 1998
                                  /s/ Beth A. Durrett
                                  ----------------------------------------
                                  Beth A. Durrett
                                  Senior Vice President - Finance
                                  (Principal Financial Officer and duly
                                  authorized to sign on behalf of the
                                  Registrant)


                                    12 of 12

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27                Financial Data Schedule