Form 10-Q
period 1998-04-30
BESTWAY INC
filed 1998-06-15
CIK 4344

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1998


                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568


                                  BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                         81-0332743
-------------------------------                      -------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

7800 Stemmons Freeway, Suite 320                           75247
--------------------------------                          ---------
(Address of principal executive offices)                 (Zip Code)


                                 (214) 630-6655
               --------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 1998, was 1,751,092.

                                    1 of 13

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                 April 30, 1998


PART I - FINANCIAL INFORMATION                                                                       PAGE NOS.
                                                                                                     ---------

     ITEM 1.          Consolidated Unaudited Financial Statements                                        3-8

     ITEM 2.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                             9-12

PART II - OTHER INFORMATION

     ITEM 6.          Exhibits and Reports on Form 8-K, Signatures                                       13



                                    2 of 13

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                             April 30, 1998     July 31, 1997
                                                             --------------     -------------
             ASSETS

Cash                                                         $    610,865      $    354,738
Restricted cash                                                   119,342           119,342
Prepaid expenses                                                  143,742           127,977
Deferred income taxes                                           1,451,677         1,702,080
Other assets                                                       81,224            68,889

Rental merchandise, at cost                                    17,705,785        15,962,450
    less accumulated depreciation                               6,134,110         5,818,763
                                                             ------------      ------------
                                                               11,571,675        10,143,687
                                                             ------------      ------------

Property and equipment, at cost                                 5,141,332         5,019,151
    less accumulated depreciation                               2,623,076         2,287,383
                                                             ------------      ------------
                                                                2,518,256         2,731,768
                                                             ------------      ------------

Non-competes, net of amortization                                 275,969           568,841
Goodwill, net of amortization                                   2,381,429         2,556,645
                                                             ------------      ------------

            Total assets                                     $ 19,154,179      $ 18,373,967
                                                             ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                             $  1,284,585      $  1,327,216
Accrued interest - related parties                                 15,000            12,013
Accrued interest - other                                               --            45,250
Income taxes payable                                               84,080            52,648
Other accrued liabilities                                       1,244,773         1,170,395
Notes payable - related parties                                 3,000,000         3,100,000
Notes payable - other                                           5,570,657         5,071,945
Commitments and contingencies
Stockholders' Equity:
    Preferred stock, $10.00 par value, 1,000,000
      authorized, none issued                                          --                --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,751,092 and 1,749,967 issued and outstanding at,
      April 30, 1998 and July 31, 1997, respectively               17,511            17,500
    Paid-in capital                                            16,095,511        16,089,897
    Accumulated deficit                                        (8,157,938)       (8,512,897)
                                                             ------------      ------------
            Total stockholders' equity                          7,955,084         7,594,500
                                                             ------------      ------------

            Total liabilities and stockholders' equity       $ 19,154,179      $ 18,373,967
                                                             ============      ============

    The accompanying notes are an integral part of the financial statements.


                                    3 of 13

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


                                                                              (Unaudited)
                                                          Three Months Ended               Nine Months Ended
                                                     ------------------------------  ------------------------------
                                                               April 30,                       April 30,
                                                         1998            1997            1998            1997
                                                     -----------      -----------     -----------     -----------
Revenues:
   Rental income                                     $ 6,334,448      $ 6,095,233     $18,764,194     $18,370,039
   Sales of merchandise                                   95,654          113,217         212,689         228,731
                                                     -----------      -----------     -----------     -----------

                                                       6,430,102        6,208,450      18,976,883      18,598,770
                                                     -----------      -----------     -----------     -----------

Cost and Operating Expenses:
   Depreciation and amortization:
      Rental merchandise                               1,397,652        1,328,729       4,119,156       4,118,726
      Other                                              381,825          422,063       1,163,401       1,265,776
   Cost of merchandise sold                               95,639          104,825         199,572         219,938
   Salaries and wages                                  1,642,276        1,559,393       4,928,111       4,716,112
   Advertising                                           195,295          147,379         639,159         603,250
   Occupancy                                             390,414          360,425       1,164,710       1,032,402
   Other operating expenses                            1,854,832        1,913,233       5,487,311       5,336,342
   Equity in loss of partnership                              --               --              --         193,981
   Write off of investment in partnership                     --               --              --         229,579
   Interest expense                                      194,916          180,385         602,336         579,162
   (Gain) loss on sale of property and equipment         (13,871)          12,462          17,530          12,898
                                                     -----------      -----------     -----------     -----------

                                                       6,138,978        6,028,894      18,321,286      18,308,166
                                                     -----------      -----------     -----------     -----------
Income from operations
   before income tax provision:                          291,124          179,556         655,597         290,604
                                                     -----------      -----------     -----------     -----------

   Current income tax expense                             22,594           15,619          50,238          45,611
   Deferred income tax expense                           110,199           67,962         250,400          88,956
                                                     -----------      -----------     -----------     -----------

Net income                                           $   158,331      $    95,975     $   354,959     $   156,037
                                                     ===========      ===========     ===========     ===========

Basic and diluted net income per share               $       .09      $       .05     $       .20     $       .09
                                                     ===========      ===========     ===========     ===========

Weighted average common shares outstanding             1,750,342        1,749,967       1,750,092       1,749,717
                                                     ===========      ===========     ===========     ===========

Diluted weighted average common shares
   outstanding                                         1,797,245        1,771,223       1,798,176       1,787,599
                                                     ===========      ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                                    4 of 13

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  (Unaudited)
                                                                              Nine Months Ended
                                                                      ---------------------------------
                                                                       April 30, 1998    April 30, 1997
                                                                      ---------------    --------------
Cash flows from operating activities:
      Net income                                                       $   354,959      $   156,037
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      5,282,557        5,384,502
      Net book value of rental units retired                             1,112,269        1,414,154
      Loss on sale of property and equipment                                17,530           12,898
      Equity in loss of partnership                                             --          193,981
      Write off of investment in partnership                                    --          229,579
      Deferred income taxes                                                250,400           88,956
      Changes in operating assets and liabilities other than cash:
            Prepaid expenses                                               (15,765)         120,565
            Other assets                                                   (12,335)         (44,072)
            Accounts payable                                               (34,228)           2,121
            Income taxes payable                                            31,432           (2,096)
            Accrued interest payable                                       (42,263)          (7,941)
            Other accrued liabilities                                       74,378          (15,553)
                                                                       -----------      -----------

              Total adjustments                                              1,219           53,024
                                                                       -----------      -----------

Net cash flows from operating activities                                 7,018,934        7,533,131
                                                                       -----------      -----------

Cash flows from investing activities:
    Purchase of rental units and equipment                              (6,667,815)      (6,011,312)
    Additions to property and equipment                                   (658,019)      (1,114,574)
    Proceeds from sale of property and equipment                           158,690           35,819
                                                                       -----------      -----------

Net cash flows used in investing activities                             (7,167,144)      (7,090,067)
                                                                       -----------      -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                   5,625           11,250
    Proceeds from notes payable                                          2,821,932        1,825,000
    Repayment of notes payable                                          (2,423,220)      (2,097,818)
                                                                       -----------      -----------

Net cash flows provided by financing activities                            404,337         (261,568)
                                                                       -----------      -----------

Cash at August 1, 1997 and 1996, respectively                              354,738          325,513
                                                                       -----------      -----------

Cash at the end of the quarter                                         $   610,865      $   507,009
                                                                       ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                                    5 of 13

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the nine months ended April 30, 1998

                                                                (Unaudited)

                                                  Common Stock
                                        ----------------------------       Paid-In       Accumulated
                                            Shares         Amount          Capital         Deficit
                                         -----------     -----------     -----------     -----------

Balance at July 31, 1997                   1,749,967     $    17,500     $16,089,897     $(8,512,897)

Stock options exercised                        1,125              11           5,614              --

Net income for the nine months ended
   April 30, 1998                                 --              --              --         354,959
                                         -----------     -----------     -----------     -----------

Balance at April 30, 1998                  1,751,092     $    17,511     $16,095,511     $(8,157,938)
                                         ===========     ===========     ===========     ===========



    The accompanying notes are an integral part of the financial statements.


                                    6 of 13

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

3.       Income Per Share

         In January 1998, the Company adopted SFAS No. 128, "Earnings Per Share," resulting in the replacement of primary earnings per share (EPS) with a newly defined basic EPS and modification to the computation of diluted EPS. As a result, all prior period EPS data has been restated to conform to the provisions of this statement. For the three and nine months ended April 30, 1997, basic and diluted net income per share as restated approximate net income per share as reported.

         For the three months ended April 30, 1998 and 1997, 46,903 and 21,256 shares of common stock options were included in the denominator for the calculation of diluted net income per share. For the nine months ended April 30, 1998 and 1997, 48,084 and 37,882 shares of common stock options were included in the denominator for the calculation of diluted net income per share. The affect of the dilutive common stock options did not impact the calculation of EPS.

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

                                    7 of 13

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------

5.       New Accounting Standard

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

6.       Subsequent Events

         On May 22, 1998, the Company signed an Asset Purchase Agreement with Ideal Rent to Own, Inc. to acquire all the assets of a single store location in North Carolina. The Company paid approximately $140,000 in cash for all the assets involved in the daily operations of the store including all idle rental inventory, all rental contracts, vehicles, store furniture and fixtures, computer and leasehold improvements. Additionally, the Company obtained the seller's former store location by assuming the lease agreement.

         On May 29, 1998, the Company signed an Asset Purchase Agreement with Grand Rental Station, Inc. to acquire all the assets of a single store location in Tennessee. The Company paid $262,000 in cash for all the assets involved in the daily operations of the store including all idle rental inventory, all rental contracts, vehicles, store furniture and fixtures, computers and leasehold improvements. Additionally, the Company obtained the seller's former store location by assuming the lease agreement.

                                    8 of 13

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

         Results of Operations

         The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Income, expressed as a percentage of revenues:


                                                   Three Months Ended              Nine Months Ended
                                              -----------------------------   -----------------------------
                                                       April 30,                       April 30,
                                                  1998            1997            1998            1997
                                              ------------    ------------    ------------    -------------
Revenues:
   Rental income                                      98.5%           98.2%           98.9%%          98.8%
   Sales of merchandise                                1.5             1.8             1.1             1.2
                                              ------------    ------------    ------------    -------------

        Total revenues                               100.0           100.0           100.0           100.0
                                              ------------    ------------    ------------    -------------

Cost and operating expenses:
   Depreciation and amortization:
      Rental merchandise                              21.7            21.4            21.7            22.1
      Other                                            5.9             6.8             6.1             6.8
   Cost of merchandise sold                            1.5             1.7             1.1             1.2
   Salaries and wages                                 25.5            25.1            26.0            25.4
   Advertising                                         3.0             2.4             3.4             3.2
   Occupancy                                           6.1             5.8             6.1             5.6
   Other operating expenses                           28.9            30.8            28.9            28.7
   Equity in loss of partnership                        --              --              --             1.0
   Write off of investment in partnership               --              --              --             1.2
   Interest expense                                    3.0             2.9             3.2             3.1
   (Gain) loss on sale of property and
      equipment                                      (0.1)             0.2             0.1             0.1
                                              ------------    ------------    ------------    -------------

        Total cost and operating expenses             95.5            97.1            96.6            98.4
                                              ------------    ------------    ------------    -------------

Income from operations
   before income tax provision                         4.5             2.9             3.4             1.6
                                              ------------    ------------    ------------    -------------

   Current income tax expense                          0.3             0.3             0.2             0.2
   Deferred income tax expense (benefit)               1.7             1.1             1.3             0.5
                                              ------------    ------------    ------------    -------------

Net income                                             2.5%            1.5%            1.9%            0.9%
                                              ============    ============    ============    ============


                                    9 of 13

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, con't.

Comparison of Three Months Ended April 30, 1998 and 1997

         For the three months ended April 30, 1998 compared to the three months ended April 30, 1997, total revenues increased by $221,652 (3.6%) to $6,430,102 from $6,208,450. The increase was due to the inclusion of the operating results for two new internal store openings during the fourth quarter of fiscal year 1997 and operating results from a single new internal store opening during the first quarter of fiscal year 1998. The two new internal store openings during the fourth quarter of 1997 accounted for $130,696 and the single new internal store opening during the first quarter of 1998 accounted for $64,205. The Company's same stores experienced increased total revenues of $26,751 during the quarter. Same store revenues represent revenues earned in stores that were opened by the Company for the entire three-month period ended April 30, 1998 and 1997.

         For the three months ended April 30, 1998 compared to the three months ended April 30, 1997, total cost and operating expenses increased $110,084 (1.8%) to $6,138,978 from $6,028,894 primarily as a result of the stores opened during the fourth quarter of fiscal year 1997 and first quarter of fiscal year 1998, but decreased 1.6% as a percentage of total revenues to 95.5% from 97.1%. This decrease resulted primarily from a 1.9% decrease in other operating expenses.

         Salaries and wages increased $82,883 to $1,642,276 from $1,559,393 and as a percentage of total revenues increased 0.4% to 25.5% from 25.1%. The three new internal store locations produced additional salaries and wages of $44,885 for the quarter. Occupancy expense increased $29,989 to $390,414 from $360,425 and as a percentage of total revenues increased 0.3% to 6.1% from 5.8%. The two new internal store openings during the fourth quarter of fiscal year 1997 and the single new internal store opened during the first quarter of this year operated at a lower average revenue per store and, therefore, had higher salaries and wages and occupancy costs as a percentage of revenues than the Company's existing same stores. Depreciation expense related to rental merchandise increased $68,923 to $1,397,652 from $1,328,729 and as a percentage of total revenues increased 0.3% to 21.7% from 21.4%. Other operating expenses decreased $58,401 to $1,854,832 from $1,913,233 and as a percentage of total revenues decreased 1.9% to 28.9% from 30.8% primarily due to decreased write-offs of rental merchandise.

Comparison of Nine Months Ended April 30, 1998 and 1997

         For the nine months ended April 30, 1998 compared to the nine months ended April 30, 1997, total revenues increased by $378,113 (2.0%) to $18,976,883 from $18,598,770. The increase was due to the inclusion of the operating results for two new internal store openings during the fourth quarter of fiscal year 1997 and operating results from a single new internal store opening during the first quarter of fiscal year 1998 offset by a decrease in same store revenue. The two new internal store openings during the fourth quarter of 1997 accounted for $329,481 and the single new internal store opening during the first quarter of 1998 accounted for $125,022. The Company's same stores experienced total revenue losses of $76,390 for the nine months. Same store revenues represent revenues earned in stores that were opened by the Company for the entire nine-month period ended April 30, 1998 and 1997.

                                    10 of 13

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, con't.

         For the nine months ended April 30, 1998 compared to the nine months ended April 30, 1997, total costs and operating expenses increased $13,120 or 0.1%. Costs and operating expenses associated with the Company's core business increased $436,680 and as a percentage of total revenues increased to 96.5% from 96.2%. This increase is primarily the result of salaries and wages, occupancy expense and other operating expenses associated with the new internal store openings. Costs and operating expenses decreased $423,560 or 2.3% as a percentage of total revenues due to losses incurred during 1997 on the Company's investment in Value Auto Partners, Ltd. (the Partnership). As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, during the second quarter of fiscal year 1997 management concluded that the investment should be written off. The Company's equity in Partnership losses was $193,981 or 1.0% as a percentage of total revenues. The write-off of the remaining balance of the investment in the Partnership resulted in a pretax loss of $229,579 or 1.2% as a percentage of total revenues for the nine months.

         Salaries and wages increased $211,999 to $4,928,111 from $4,716,112 and as a percentage of total revenues increased 0.6% to 26.0% from 25.4%. The three new internal store locations produced additional salaries and wages of $121,854 for the nine months. Occupancy expense increased $132,308 to $1,164,710 from $1,032,402 and as a percentage of total revenues increased 0.5% to 6.1% from 5.6%. Other operating expenses increased $150,969 to $5,487,311 from $5,336,342 and as a percentage of total revenues increased 0.2% to 28.9% from 28.7% primarily due to increased write-offs of rental merchandise. The two new internal store openings during the fourth quarter of fiscal year 1997 and the single new internal store opened during the first quarter of this year operated at a lower average revenue per store and, therefore, had higher occupancy and other operating costs as a percentage of revenues than the Company's existing same stores.

Financial Condition Liquidity and Capital Resources

         For the nine months ended April 30, 1998 the Company's net cash flows from operating activities was $7,018,934 as compared to $7,533,131 for the nine months ended April 30, 1997. The decrease was primarily due to an increase in working capital requirements.

         For the nine months ended April 30, 1998 the Company's net cash flows used in investing activities was $7,167,144 as compared to $7,090,067 for the nine months ended April 30, 1997. The Company's investing activities reflects a $456,555 decrease in additions to property and equipment and a $656,503 increase in the purchase of rental units and equipment.

         For the nine months ended April 30, 1998 the Company's net cash flows provided by financing activities was $404,337 as compared to ($261,568) for the nine months ended April 30, 1997. The increase in financing activities principally reflects increased borrowings on the Company's debt.

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

                                    11 of 13

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, con't.

         With the Company having available credit of approximately $3,050,000 under the $8,500,000 Agreement, as amended on November 18, 1997, management believes the Company has adequate resources to meet its future cash obligations.

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

         On May 22, 1998, the Company signed an Asset Purchase Agreement with Ideal Rent to Own, Inc. to acquire all the assets of a single store location in North Carolina. The Company paid approximately $140,000 in cash for all the assets involved in the daily operations of the store including all idle rental inventory, all rental contracts, vehicles, store furniture and fixtures, computer and leasehold improvements. Additionally, the Company obtained the seller's former store location by assuming the lease agreement.

         On May 29, 1998, the Company signed an Asset Purchase Agreement with Grand Rental Station, Inc. to acquire all the assets of a single store location in Tennessee. The Company paid $262,000 in cash for all the assets involved in the daily operations of the store including all idle rental inventory, all rental contracts, vehicles, store furniture and fixtures, computers and leasehold improvements. Additionally, the Company obtained the seller's former store location by assuming the lease agreement. The Company funded the purchase through borrowings under the Agreement.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

                                    12 of 13

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------
                            PART II OTHER INFORMATION



ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

                       (a)  Exhibits required by Item 601 of Regulation S-K

                            27       Financial Data Schedule
                                         Filed electronically only, not
                                         attached to printed reports

                       (b)  Report on Form 8-K

                            The Company did not file any reports on Form 8-K during the quarter ended April 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.



June 15, 1998
                                 /s/ Beth A. Durrett
                                 ----------------------------------------------
                                 Beth A. Durrett
                                 Senior Vice President - Finance
                                 (Principal Financial Officer and duly
                                 authorized to sign on behalf of the Registrant)


                                    13 of 13

                              Index to Exhibits

EXHIBIT
 NUMBER                 DESCRIPTION
--------                -----------
 27                     Financial Data Schedule