Form 10-K
period 1998-07-31
BESTWAY INC
filed 1998-10-28
CIK 4344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1998


                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from________________to__________________

                          Commission file number 0-8568

                                  BESTWAY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                81-0332743
    -------------------------------                -------------------
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

  7800 Stemmons Freeway, Suite 320                        75247
----------------------------------------            ------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (214) 630-6655
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

         The aggregate market value of voting stock held by non affiliates of the registrant as of October 23, 1998 was approximately $4,146,806.

         The number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1998, was 1,751,592.

         Registrants Proxy Statement for 1998 is incorporated by reference in
Part III, Items 10-13 of this Form 10-K.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                                           Page
                                                                                                                           ----
PART I
------
     Item 1.           Business                                                                                            3 - 4
     Item 2.           Properties                                                                                            5
     Item 3.           Legal Proceedings                                                                                     5
     Item 4.           Submission of Matters to a Vote of Security Holders                                                   5

PART II
-------
     Item 5.           Market for Registrant's Common Stock and Related Security Holder Matters                            5 - 6
     Item 6.           Selected Financial Data                                                                               6
     Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations               6 - 12
     Item 8.           Financial Statements and Supplementary Data                                                          12
     Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 12

PART III
--------
     Item 10.          Directors and Executive Officers of the Registrant                                                   12
     Item 11.          Executive Compensation                                                                               13
     Item 12.          Security Ownership of Certain Beneficial Owners and Management                                       13
     Item 13.          Certain Relationships and Related Transactions                                                       13

PART IV
-------
     Item 14.          Exhibits and Reports on Form 8-K                                                                     13


SIGNATURES                                                                                                                  14


INDEX                  Consolidated Financial Statements                                                                    F-1

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.       BUSINESS

General

     Bestway, Inc. and its consolidated subsidiaries ("Bestway" or the "Company") has been engaged in the rental-purchase industry since 1987. The Company owns and operates a total of sixty-five stores located in the states of Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The stores' operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas.

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

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

Personnel

     At July 31, 1998, the Company employed approximately 271 full-time employees, of which 13 are located at the corporate office in Dallas, Texas. The Company has various incentive programs for all personnel. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

Company Stores

     The number of stores operated by the Company has increased from 63 as of July 31, 1997 to 65 as of July 31, 1998. The following table shows the number of stores opened, acquired and closed during the year.

                                                            Number of
                                                              Stores
                                                            ----------

           Open at July 31, 1997                                    63
           Opened                                                    1
           Acquired                                                  2
           Closed                                                   -1
                                                            ----------

           Open at July 31, 1998                                    65
                                                            ==========

Regulation

     Federal Regulation Although certain proposed federal regulations are under consideration, no federal legislation has been enacted regulating rental-purchase transactions. As of July 31, 1998, four bills have been introduced in Congress that would regulate the rental-purchase industry. Two of the bills are supported by the Association of Progressive Rental Organization ("APRO") and mandate certain disclosures to customers similar to those required by most state legislation. The Company does not believe that these laws, if enacted, will have a material adverse effect upon the Company's operations.

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

     The Company's store locations by state at July 31, 1998, are as follows:

                                                           Number of
           State                                            Stores
           -----                                           ---------

           Alabama                                               17
           Arkansas                                               1
           Georgia                                                2
           Mississippi                                           17
           North Carolina                                         6
           South Carolina                                         6
           Tennessee                                             16
                                                            --------

           Open at July 31, 1998                                 65
                                                            ========

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

                                       Year ended July 31, 1998            Year ended July 31, 1997
                                  ---------------------------------     ------------------------------

                                        High              Low               High              Low
                                        ----              ---               ----              ---

           First Quarter             $       9          $   6-1/2         $   9-1/2         $  6-1/2
           Second Quarter            $  10-1/4          $       7         $   9-1/4         $  6-1/2
           Third Quarter             $ 8-15/16          $       6         $   6-1/2         $      6
           Fourth Quarter            $   8-1/2          $   6-1/8         $   8-1/2         $      6

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS, Continued

     At July 31, 1998, there were 473 stockholders of record of the Company's Common Stock, calculated based on the number of recordholders.

     The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for operations. The Company is a party to a loan agreement which prohibits the payment of cash dividends on Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                    Fiscal Year Ended July 31,
                                                   -----------------------------------------------------------------------
                                                        1998           1997           1996          1995          1994
                                                   -------------   ------------  -------------  ------------  ------------

   Revenues from continuing operations             $  25,875,934   $ 24,662,812   $ 18,923,852  $ 16,423,262  $ 16,369,149
   Income from continuing operations
      before tax                                       1,381,813        320,004        902,903     1,072,112       722,902
   Current income tax expense                            155,064         34,322         49,099       101,047        35,319
   Deferred income tax expense (benefit)                 433,012        119,622        321,574    (2,013,784)        --
   Loss from discontinued operations, net
      of taxes                                             --             --           394,568         --            --

   Net income                                            793,737        166,060        137,662     2,984,849       687,583
   Basic net income per share                               0.45           0.10           0.09          1.99          0.46
   Cash flows provided by operations                   9,478,714      9,895,993      7,365,631     6,542,227     6,370,945
   Total assets                                       18,673,950     18,373,967     18,925,440    13,709,895    11,083,279
   Notes payable                                       8,230,043      8,171,945      9,048,928     6,070,302     6,485,659
   Stockholders' equity                                8,396,362      7,594,500      7,417,190     6,041,293     3,060,154

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data," and the financial statements of the Company and the accompanying notes thereto included elsewhere in this Report.

     The Company currently operates 65 rental-purchase stores located in seven states. The number of stores operated by the Company has increased from 35 as of July 31, 1995 to 65 as of July 31, 1998. During the year ended July 31, 1998, the Company opened one new store location, acquired two stores and closed one store.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Results of Operations for the Fiscal Year Ended July 31, 1998 Compared to 1997

     The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of revenues.

                                                                           Year ended July 31,
                                                                    -----------------------------------
                                                                       1998                     1997
                                                                    ----------                ---------

         Revenues:
            Rental income                                              99.0%                     98.9%
            Sales of merchandise                                        1.0                       1.1
                                                                      -----                     -----

                 Total revenues                                       100.0                     100.0

         Cost and operating expenses:
            Depreciation and amortization:
              Rental merchandise                                       21.8                      22.0
              Other                                                     5.9                       6.4
            Cost of merchandise sold                                    1.0                       1.1
            Salaries and wages                                         25.6                      25.8
            Advertising                                                 3.3                       3.2
            Occupancy                                                   6.1                       5.6
            Other operating expenses                                   27.8                      29.8
            Equity in loss of partnership                               --                        0.8

            Write-off of investment in partnership                      --                        0.9

            Interest expense                                            3.1                       3.1
            Loss on sale of property and equipment                      0.1                       --
                                                                      -----                     -----

                 Total cost and operating expenses                     94.7                      98.7
                                                                      -----                     -----

         Income before income tax provision                             5.3                       1.3
                                                                      -----                     -----

            Current income tax expense                                  0.6                       0.1
            Deferred income tax expense                                 1.7                       0.5
                                                                      -----                     -----

                 Net income                                             3.0%                      0.7%
                                                                      =====                     =====

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

     For the fiscal year ended July 31, 1998 compared to the fiscal year ended July 31, 1997, total revenue increased $1,213,122, or 4.9% to $25,875,934 from
$24,662,812. The increase in total revenue was primarily attributable to the inclusion of two stores purchased in the fourth quarter of fiscal year 1998, inclusion of a full year's operating results for two new internal store openings during the fourth quarter of fiscal year 1997 and operating results from a single new internal store opening during the first quarter of fiscal year 1998. Same store revenues increased by $626,069, or 2.6% to $25,007,842 for 1998 from $24,381,773 in 1997. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire year ending July 31, 1998 and 1997. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

     The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1998, approximately 18% of the Company's rental revenue was derived from appliances, 25% from home furniture, 29% from electronics, 10% from various other products including jewelry and 18% from various services and charges to rental customers including reinstatement fees, club program and liability waiver fees.

     Total costs and operating expenses increased $151,313, or 0.6%. Costs and operating expenses associated with the Company's core business increased $574,873, but as a percentage of total store revenue, decreased from 97.0% in 1997 to 94.7% in 1998. This decrease is primarily due to a decrease in depreciation and amortization, salaries and wages and other operating costs offset by increased occupancy and advertising costs.

     Depreciation of rental merchandise increased by $210,384, or 3.9% to $5,643,299 for 1998 from $5,432,915 for 1997. Depreciation of rental merchandise expressed as a percent of total store rental and fee revenue decreased from 22.0% in 1997 to 21.8% in 1998. The decrease was primarily attributable to higher rental rates on rental merchandise.

     Salaries and wages increased $269,154, or 4.2% to $6,618,696 for 1998 from $6,349,542 for 1997. Salaries and wages expressed as a percent of total store revenue decreased from 25.8% in 1997 to 25.6% in 1998. New and acquired stores produced additional salaries and wages of $173,826 for the year. Advertising expense increased $67,315, or 8.4% to $867,515 for 1998 from $800,200 in 1997.
Advertising expense expressed as a percent of total store revenue increased to 3.3% in 1998 from 3.2% in 1997. Occupancy expense increased $177,059, or 12.7% to $1,568,870 for 1998 from $1,391,811 for 1997. Occupancy expense expressed as a percent of total store revenue increased to 6.1% in 1998 from 5.6% in 1997 primarily due to the increase in number of stores opened and the relocation of certain existing stores to locations that are larger in square footage. Other operating expenses decreased $159,479, or 2.2% to $7,181,563 for 1998 from $7,341,042 for 1997. Other operating expenses expressed as a percent of total store revenue decreased from 29.8% in 1997 to 27.8% in 1998 primarily due to managements' streamlining efforts to focus on profit and growth in l998 which resulted in increased same store revenues and lower operating costs as a percentage of revenue, offset by increased write-offs of rental merchandise. Interest expense increased $38,494, or 5.1% to $795,232 for 1998 from $756,738 for 1997 and as a percentage of total store revenue remained consistent with the prior year at 3.1%.

     Costs and operating expenses decreased $423,560, or 1.6% as a percentage of total store revenue due to losses incurred during 1997 on the Company's investment in Value Auto Partners, Ltd. (the Partnership). As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, during the second quarter of fiscal year 1997 management concluded that the investment should be written off. The Company's equity in Partnership losses was $193,981, or 0. 8% as a percentage of total store revenue. The write-off of the remaining balance of the investment in the Partnership resulted in a pretax loss of $229,579, or 0.9% as a percentage of total store revenue for 1997 (see Note 11).

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

     For the fiscal year ended July 31, 1998 compared to the fiscal year ended July 31, 1997, net income increased $627,677, or 378% to $793,737 for 1998 from $166,060 for 1997. Net income expressed as a percent of total store revenue increased to 3.0% in 1998 from 0.7% in 1997 due to the factors discussed above.

Financial Condition, Liquidity and Capital Resources

     For the fiscal year ended July 31, 1998 the Company's net cash flows from operating activities was $9,478,714 as compared to $9,895,993 for the fiscal year ended July 31, 1997. The decrease was primarily due to an increase in working capital requirements offset by increased cash flow from the two stores acquired in the fourth quarter of fiscal year 1998, a full year's cash flow from two new internal store openings during the fourth quarter of fiscal year 1997 and cash flow from a single new internal store opening during the first quarter of the fiscal year 1998.

     For the fiscal year ended July 31, 1998 the Company's net cash flows used in investing activities was $9,398,556 as compared to $9,001,035 for the fiscal year ended July 31, 1997. The Company's investing activities reflects a $379,575 decrease in additions to property and equipment, a $596,310 increase in the purchase of rental units and equipment and a $119,342 increase from restricted cash relating to escrow money deposited in connection with the sale of certain stores in 1994 which was released from escrow in the current year.

     For the fiscal year ended July 31, 1998 the Company's net cash flows provided by (used in) financing activities was $66,223 as compared to ($865,733) for the fiscal year ended July 31, 1997. The increase in financing activities principally reflects increased borrowings on the Company's debt.

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

     With the Company having available credit of approximately $3,388,000 under the $8,500,000 Agreement, as amended November 18, 1997, management believes the Company has adequate resources to meet its future cash obligations.

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

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

     On May 22, 1998, the Company signed an Asset Purchase Agreement with Ideal Rent-to-Own, Inc. to acquire all the assets of a single store location in North Carolina. The Company paid approximately $140,000 in cash for all the assets involved in the daily operations of the store including all idle rental inventory, all rental contracts, vehicles, store furniture and fixtures, computer and leasehold improvements. Additionally, the Company obtained the seller's former store location by assuming the lease agreement.

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both effective for fiscal years beginning after December 15, 1997. Management does not anticipate that these statements will have a significant effect on the Company's consolidated financial statements.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

Inflation

     Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

Year 2000

     The Company is coordinating the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable, and fixed assets packages. As part of the year 2000 readiness process, significant service providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are underway in an attempt to reasonably ascertain their stage of year 2000 readiness. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities and operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers, the Company is unable to determine if year 2000 failures will have a material impact on the Company. The total cost of compliance and its effect on the Company's future results of operations is not expected to be material.

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

     Total costs and operating expenses increased $6,321,859 or 35.1% to $24,342,808 from $18,020,949. Costs and operating expenses associated with the Company's core business increased $5,898,299 and as a percentage of total revenues increased to 97.0% from 95.2%. This increase is primarily the result of other operating and occupancy expenses associated with the stores acquired and opened in 1996 and operating losses from the two new internal stores opened during the fourth quarter. Other operating expenses increased $2,077,171 to $7,341,042 from $5,263,871 and as a percentage of total revenues increased 2.0% to 29.8% from 27.8%. Occupancy expense increased $460,606 to $1,391,811 from $931,205 and as a percentage of total revenues increased .7% to 5.6% from 4.9%. The stores acquired and opened in 1996 operated at a lower average revenue per store and therefore, had higher operating and occupancy costs as a percentage of revenues than the Company's existing stores.

     Costs and operating expenses increased $423,560 or 1.7% as a percentage of total revenue due to losses incurred on the Company's investment in Value Auto Partners, Ltd. (the "Partnership"). As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, during the second quarter management concluded that the investment should be written off. The Company's equity in Partnership losses was $193,981 or .8% as a percentage of total revenues. The write off of the remaining balance of the investment in the Partnership resulted in a pretax loss of $229,579 or .9% as a percentage of total revenues for the year (see Note 11).

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

Cautionary Statement

     This Report on Form 10-K and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Annual Report to Shareholders, any Report on Form 10-Q or Form 8-K or any other written or oral statements made by or on behalf of the Company may include forward looking statements. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to open or acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such opened or acquired stores into the Company's operations, and (iii) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction. Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is hereby made to the Consolidated Financial Statements and notes thereto appearing at pages F-1 to F-19 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1998, and is incorporated herein by reference.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1998, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1998, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1998, and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following are filed as Exhibits to this Annual Report filed as Form 10-K for the year ended July 31, 1998.

(b)      Exhibits

         Exhibit
         Number                             Document
         ------                             --------

         21               Subsidiaries
         23               Consent of Auditors
         27               Financial Data Schedule
                                   Filed electronically only, not attached to printed reports


(c)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the year ended July 31, 1998.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BESTWAY, INC.



October 28, 1998                       /s/ R. Brooks Reed
                                       ----------------------------------------
                                       R. BROOKS REED, CHAIRMAN OF THE BOARD
                                       OF DIRECTORS AND CHIEF EXECUTIVE OFFICER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 28 day of October 1998.

/s/ R. Brooks Reed                         Chairman of the Board of Directors
-----------------------------------        and Chief Executive Officer
R. BROOKS REED

/s/ Jack E. Meyer                          Director
-----------------------------------
JACK E. MEYER

/s/ James A. O'Donnell                     Director
-----------------------------------
JAMES A. O'DONNELL

s/ Teresa A. Sheffield                     President and Chief Operating Officer
-----------------------------------
TERESA A. SHEFFIELD

/s/ Beth A. Durrett                        Senior Vice President - Finance
-----------------------------------
BETH A. DURRETT

s/ Joe R. McElroy                          Vice President - Real Estate
-----------------------------------
JOE R. MCELROY

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

                                  BESTWAY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                           Page No.
                                                                                                                           --------

Report of Independent Accountants                                                                                            F-2

Financial Statements:
       Consolidated Balance Sheets as of July 31, 1998 and 1997                                                              F-3
       Consolidated Statements of Income for the years ended July 31, 1998, 1997 and 1996                                    F-4
       Consolidated Statements of Cash Flows for the years ended July 31, 1998, 1997 and 1996                                F-5
       Consolidated Statements of Stockholders' Equity for the years ended July 31, 1998, 1997 and 1996                      F-6
       Notes to Consolidated Financial Statements                                                                         F-7 - F-19

                        REPORT OF INDEPENDENT ACCOUNTANTS


October 15, 1998


To the Board of Directors
  of Bestway, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Bestway, Inc. (the "Company") at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                       /s/ PRICEWATERHOUSECOOPERS LLP

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                 July 31, 1998      July 31, 1997
                                                                                 -------------      -------------
                                               ASSETS

         Cash and cash equivalents                                                $    501,119      $    354,738
         Restricted cash                                                                  --             119,342
         Prepaid expenses                                                              182,118           127,977
         Deferred income taxes                                                       1,269,065         1,702,080
         Other assets                                                                   46,773            68,889

         Rental merchandise, at cost                                                17,723,833        15,962,450
            less accumulated depreciation                                            6,315,080         5,818,763
                                                                                  ------------      ------------
                                                                                    11,408,753        10,143,687
                                                                                  ------------      ------------

         Property and equipment, at cost                                             5,366,471         5,019,151
            less accumulated depreciation                                            2,816,429         2,287,383
                                                                                  ------------      ------------
                                                                                     2,550,042         2,731,768
                                                                                  ------------      ------------

         Non-competes, net of amortization                                             393,056           568,841
         Goodwill, net of amortization                                               2,323,024         2,556,645
                                                                                  ------------      ------------

                 Total assets                                                     $ 18,673,950      $ 18,373,967
                                                                                  ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

         Accounts payable                                                         $    865,162      $  1,327,216
         Accrued interest - related parties                                             15,500            12,013
         Accrued interest - other                                                         --              45,250

         Income taxes payable                                                          184,419            52,648
         Other accrued liabilities                                                     982,464         1,170,395

         Notes payable-related parties                                               3,000,000         3,100,000
         Notes payable-other                                                         5,230,043         5,071,945

         Commitments and contingencies (Notes 7 and 12)

         Stockholders' equity:
            Preferred stock, $10.00 par value,
              1,000,000 authorized, none issued                                           --                --
            Common stock, $.01 par value, 5,000,000 authorized, 1,751,592 and
              1,749,967 issued and outstanding at July 31,
              1998 and July 31, 1997, respectively                                      17,516            17,500
            Paid-in capital                                                         16,098,006        16,089,897
            Accumulated deficit                                                     (7,719,160)       (8,512,897)
                                                                                  ------------      ------------
            Total stockholders' equity                                               8,396,362         7,594,500
                                                                                  ------------      ------------

            Total liabilities and stockholders' equity                            $ 18,673,950      $ 18,373,967
                                                                                  ============      ============

    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

                                                                          Fiscal Years Ended
                                                           -----------------------------------------------
                                                            July 31, 1998    July 31, 1997   July 31, 1996
                                                           ---------------   -------------   -------------
   Revenues:
      Rental income                                          $ 25,614,663    $ 24,382,493    $ 18,710,098
      Sales of merchandise                                        261,271         280,319         213,754
                                                             ------------    ------------    ------------
                                                               25,875,934      24,662,812      18,923,852
                                                             ------------    ------------    ------------
   Cost and Operating Expenses:
      Depreciation and amortization:
        Rental merchandise                                      5,643,299       5,432,915       4,452,326
        Other                                                   1,519,791       1,567,194       1,111,976
      Cost of merchandise sold                                    253,884         273,898         208,785
      Salaries and wages                                        6,618,696       6,349,542       4,734,879
      Advertising                                                 867,515         800,200         709,237
      Occupancy                                                 1,568,870       1,391,811         931,205
      Other operating expenses                                  7,181,563       7,341,042       5,263,871
      Equity in loss of partnership                                  --           193,981            --
      Write off of investment in partnership                         --           229,579            --
      Interest expense                                            795,232         756,738         569,532
      Loss on sale of property and equipment                       45,271           5,908          39,138
                                                             ------------    ------------    ------------
                                                               24,494,121      24,342,808      18,020,949
                                                             ------------    ------------    ------------
   Income from continuing operations before income tax
      provision:                                                1,381,813         320,004         902,903
                                                             ------------    ------------    ------------
        Current income tax expense                                155,064          34,322          49,099
        Deferred income tax expense                               433,012         119,622         321,574
                                                             ------------    ------------    ------------
                                                                  588,076         153,944         370,673
                                                             ------------    ------------    ------------
        Income from continuing operations                         793,737         166,060         532,230
                                                             ------------    ------------    ------------

      Discontinued operations (Note 10):
        Loss from discontinued business
           (net of income tax benefit of $78,147)                    --              --           156,425
        Loss on disposal of business
           (net of income tax benefit of $68,535)                    --              --           238,143
                                                             ------------    ------------    ------------
      Loss from discontinued operations, net                         --              --           394,568
                                                             ------------    ------------    ------------
      Net income                                             $    793,737    $    166,060    $    137,662
                                                             ============    ============    ============


      Basic net income per share:
        Income from continuing operations                            0.45            0.10            0.34
                                                             ------------    ------------    ------------
        Loss from discontinued operations                            --              --             (0.25)
                                                             ------------    ------------    ------------

           Net income                                        $       0.45    $       0.10    $       0.09
                                                             ============    ============    ============

      Diluted net income per share:
        Income from continuing operations                            0.44            0.09            0.34
                                                             ------------    ------------    ------------
        Loss from discontinued operations                            --              --             (0.25)
                                                             ------------    ------------    ------------

           Net income                                        $       0.44    $       0.09    $       0.09
                                                             ============    ============    ============

      Weighted average common shares outstanding                1,750,384       1,749,780       1,549,619
                                                             ============    ============    ============

      Diluted weighted average common shares outstanding        1,795,552       1,793,926       1,597,290
                                                             ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Fiscal Years Ended
                                                                  ---------------------------------------------------
                                                                   July 31, 1998    July 31, 1997     July 31, 1996
                                                                  ---------------  ---------------   ----------------

   Cash flows from operating activities:
      Net income                                                    $   793,737      $   166,060      $   137,662
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                                   7,163,090        7,000,109        5,564,300
      Net book value of rental units retired                          1,635,606        1,765,015        1,237,172
      Loss on sale of property and equipment                             45,271            5,908           39,138
      Loss on discontinued operations                                      --               --            394,568
      Loss on equity investment in partnership                             --            193,981             --
      Loss on partnership investment                                       --            229,579             --
      Deferred income taxes                                             433,012          119,622          321,574
   Changes in operating assets and liabilities other than cash:
      Prepaid expenses                                                  (54,141)         214,935         (212,911)
      Other assets                                                       22,116           52,584           75,140
      Accounts payable                                                 (462,054)         350,347         (147,613)
      Income taxes payable                                              131,771          (13,383)          (1,841)
      Other accrued liabilities                                        (229,694)        (188,764)         (41,558)
                                                                    -----------      -----------      -----------
              Total adjustments                                        (592,002)         415,719         (328,783)
                                                                    -----------      -----------      -----------
   Net cash flows from operating activities                           9,478,714        9,895,993        7,365,631
                                                                    -----------      -----------      -----------

   Cash flows from investing activities:
      Purchase of rental units and equipment                         (8,343,193)      (7,746,883)      (6,609,139)
      Additions to property and equipment                              (932,022)      (1,311,597)      (1,122,102)
      Proceeds from sale of property and equipment                      159,040           57,445           15,278
      Proceeds from insurance recovery                                     --               --             43,254
      Proceeds from restricted cash                                     119,342             --               --
      Purchase of investments                                              --               --           (586,541)
      Asset purchases net of cash acquired                             (401,723)            --           (499,200)
                                                                    -----------      -----------      -----------
   Net cash flows used in investing activities                       (9,398,556)      (9,001,035)      (8,758,450)
                                                                    -----------      -----------      -----------

   Cash flows from financing activities:
      Proceeds of notes payable                                       3,483,932        2,325,000        5,025,000
      Repayment of notes payable                                     (3,425,834)      (3,201,983)      (3,636,010)
      Stock issuance                                                      8,125           11,250             --
                                                                    -----------      -----------      -----------
   Net cash flows provided by (used in) financing activities             66,223         (865,733)       1,388,990
                                                                    -----------      -----------      -----------

   Cash and cash equivalents at the beginning of the year               354,738          325,513          329,342
                                                                    -----------      -----------      -----------

   Cash and cash equivalents at the end of the year                 $   501,119      $   354,738      $   325,513
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

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For years ended July 31, 1998, 1997, and 1996

                                                         Common Stock
                                                   ---------------------------         Paid-in        Accumulated
                                                      Shares           Amount          Capital          Deficit
                                                   ------------     ------------    --------------   --------------

Balance at July 31, 1995                              1,500,070     $     15,001     $ 14,842,911     $ (8,816,619)
                                                   ------------     ------------     ------------     ------------
   Stock issued in acquisitions                         247,647            2,476        1,235,759             --
   Net income for the year ended July 31, 1996             --               --               --            137,662
                                                   ------------     ------------     ------------     ------------
Balance at July 31, 1996                              1,747,717           17,477       16,078,670       (8,678,957)
                                                   ------------     ------------     ------------     ------------
   Stock options exercised                                2,250               23           11,227             --
   Net income for the year ended July 31, 1997             --               --               --            166,060
                                                   ------------     ------------     ------------     ------------
Balance at July 31, 1997                              1,749,967           17,500       16,089,897       (8,512,897)
                                                   ------------     ------------     ------------     ------------
   Stock options exercised                                1,625               16            8,109             --
   Net income for the year ended July 31, 1998             --               --               --            793,737
                                                   ------------     ------------     ------------     ------------
Balance at July 31, 1998                              1,751,592     $     17,516     $ 16,098,006     $ (7,719,160)
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

              The Company owns and operates a total of sixty-five stores located in various states. The store operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company's store locations by state as of July 31, 1998, are as follows:

                                               Number of
           State                                Stores
           -----                               ---------

           Alabama                                 17
           Arkansas                                 1
           Georgia                                  2
           Mississippi                             17
           North Carolina                           6
           South Carolina                           6
           Tennessee                               16
                                                -----
                                                   65
                                                =====

       Rental Merchandise, Related Rental Revenue and Depreciation

              Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with nonrefundable rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 24 months with a majority of rental agreements specifying 18 months. At the end of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1998, approximately 18% of the Company's rental revenue was derived from appliances, 25% from home furniture, 29% from electronics, 10% from various other products such as jewelry and 18% from various services and charges to rental customers including reinstatement fees, club fees and liability waiver fees. In fiscal year 1997, approximately 19% of the Company's rental revenue was derived from appliances, 24% from home furniture, 31% from electronics, 10% from various other products such as jewelry and 16% from various services and charges to rental customers including reinstatement fees and liability waiver fees.

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

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

              Depreciation of property and equipment is provided over the estimated useful lives, on the straight-line basis as defined below. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease and renewal period, if applicable.

                                                             Lives (years)
                                                             -------------

              Furniture and fixtures                               7
              Vehicles                                             5
              Computer equipment                                   3

       Cash and Cash Equivalents

              Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at July 31, 1997 and 1998.

       Restricted Cash

              Amount represented escrow money deposited in connection with the sale of certain stores in 1994. Disbursements were to be made from this account to satisfy any taxes owed by the Company, any claims of third parties against the assets which were the Company's responsibility, or to satisfy any indemnification rights as specified in the Asset Purchase Agreement. An assessment against the Company was made by the Illinois Department of Revenue relating to alleged unpaid sales tax. The Company received a favorable judgment on June 1, 1998 for approximately $27,000. As a result, the amount has been released from escrow.

        Intangible Assets

              Goodwill represents the cost in excess of the fair value of net tangible assets of acquired businesses and is being amortized on a straight-line basis over 15 to 20 years. Accumulated amortization of goodwill was $2,036,464 and $1,802,843 at July 31, 1998 and 1997,
       respectively.

              The non-competes represents the allocation of the purchase price from the September 10, 1993 acquisition of 12 stores in Mississippi, the April 12, 1996 acquisition of 15 stores in Georgia, North Carolina and South Carolina, the July 1, 1996 acquisition of 8 stores in Arkansas and Mississippi, the May 22, 1998 acquisition of one store in North Carolina and the May 29, 1998 acquisition of one store in Tennessee and is being amortized on a straight-line basis over periods from 2 to 5 years. Accumulated amortization of the non-competes was $1,313,122 and $952,398 at July 31, 1998 and 1997, respectively.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

       Earnings Per Common Share

              Earnings per common share is based on the weighted average of common shares outstanding during the period and the effect of considering common stock equivalents (stock options) under the treasury stock method. In January 1998, the Company adopted SFAS No. 128, "Earnings per Share," resulting in the replacement of primary earnings per share (EPS) with a newly defined basic EPS and modification to the computation of diluted EPS. As a result, all prior period EPS data has been restated to conform to the provisions of this statement. For the fiscal year ended July 31, 1997 and 1996, basic net income per share as restated equals net income per share as reported.

              For the fiscal year ended July 31, 1998, 1997 and 1996, 45,168, 44,146 and 47,671 shares of common stock options were included in the denominator for the calculation of diluted net income per share.

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

       New Accounting Standards

              In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both effective for fiscal years beginning after December 15, 1997. Management does not anticipate that these statements will have a significant effect on the Company's consolidated financial statements.

              In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement of recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

       Reclassifications

              Certain reclassifications have been made to the prior years financial statements in order to conform to the current year's presentation.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

              The Company delivered to All Star 115,647 non-registered shares of the Company's Common Stock valued at $578,235. The aggregate purchase price in connection with the acquisition was based on a multiple of average monthly revenues less certain assumed liabilities. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of All Star are included in the accompanying consolidated financial statements from the date of acquisition. The acquisition resulted in $1,226,283 of intangible assets. These items are being amortized on a straight-line basis over periods not exceeding 15 years.

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

              The Company delivered to REJA 132,000 non-registered shares of the Company's Common Stock valued at $660,000 and $500,000 cash, as the aggregate purchase price in connection with the acquisition. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of REJA are included in the accompanying consolidated financial statements from the date of acquisition. The acquisition resulted in $314,829 of intangible assets. These items are being amortized on a straight-line basis over periods not exceeding 15 years.

              The following summary reflects the unaudited condensed pro forma revenues, costs and operating expenses and presents the results of the operations of the Company assuming these acquisitions had been consummated as of the first day of the Company's fiscal year ended July 31, 1996 and are as follows:

                                                                          July 31, 1996
                                                                          -------------
                                                                           (Unaudited)

           Revenues                                                       $ 25,381,168
           Costs and operating expenses                                     24,693,047
                                                                          ------------
           Net income from continuing operations                          $    688,121
                                                                          ============
           Basic net income per share from continuing operations          $       0.39
                                                                          ============

              On May 22, 1998, the Company signed an Asset Purchase Agreement with Ideal Rent to Own, Inc. to acquire all the assets of a single store location in North Carolina. The Company paid approximately $140,000 in cash for all assets involved in the daily operations of the store including all idle rental inventory, all rental contracts, vehicles, store furniture and fixtures, computer and leasehold improvements. Additionally, the Company obtained the seller's former store location by assuming the lease agreement.

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

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     PROPERTY AND EQUIPMENT:

              Property and equipment consists of the following:

                                                     July 31, 1998    July 31, 1997
                                                    ---------------  ---------------

              Building and leaseholds                 $ 1,875,178      $ 1,760,843
              Vehicles                                  2,263,613        2,045,072
              Furniture and fixtures                      783,875          680,543
              Computer equipment                          443,805          532,693
                                                      -----------      -----------
                                                        5,366,471        5,019,151
              Accumulated depreciation                 (2,816,429)      (2,287,383)
                                                      -----------      -----------
                                                      $ 2,550,042      $ 2,731,768
                                                      ===========      ===========


4.     NOTES PAYABLE:

             Notes payable consists of the following:

                                                                                                   Years Ended
                                                                                      ---------------------------------------
                                                                                        July 31, 1998         July 31, 1997
                                                                                      -----------------     -----------------
           Senior Collateralized Debt

           Revolving Credit Loan Agreement dated August 19, 1993, amended
              November 18, 1997, interest payable monthly at prime plus 1.5%;
              note matures on November 30, 1999; note collateralized by
              substantially all the Company's assets                                     $ 5,112,001          $ 4,930,027

           Subordinated Debt

           Note payable to limited partnership and stockholder dated July 19,
              1993, amended August 19, 1997, interest paid quarterly beginning
              October 1, 1993; note, as amended, matures on
              August 19, 1999.                                                             3,000,000            3,000,000

           Note payable to director and stockholder dated July 19, 1993, interest payable quarterly beginning October 1, 1993 at 4.5%
              per annum; note, as amended, was paid in full on August 18, 1997                --                  100,000

           Other Notes Payable

           Note payable to bank dated April 11, 1994, principal payable monthly, interest payable monthly at 9% per annum; note matures on April
              15, 2006; note collateralized by associated
              real estate                                                                   118,042               127,880

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     NOTES PAYABLE, Continued

                                                                                                      Years Ended
                                                                                       ------------------------------------------
                                                                                          July 31, 1998         July 31, 1997
                                                                                       -------------------   --------------------

           Notes payable due in monthly installments ranging from $800 to $1,400 including interest at an average of 9% per annum
              through fiscal year 1998.                                                          --                   14,038
                                                                                           -----------           -----------

                                                                                           $ 8,230,043           $ 8,171,945
                                                                                           ===========           ===========

              At July 31, 1998 and 1997 the prime rate was 8.50%, respectively.

              On August 18, 1997, the Company amended its August 19, 1993 Second Amendment to First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender. In the amendment, the Company extended the maturity date from August 19, 1997 to November 18, 1997. On November 18, 1997, the Company further amended the Agreement. Pursuant to the Third Amendment of the Agreement, the Company revised certain covenants, increased the maximum amount of revolving credit under such loan Agreement from $7,500,000 to $8,500,000 and extended the maturity date of such Agreement by two years from November 18, 1997 to November 30, 1999. The loan agreement includes restrictive covenants, the most restrictive of which prohibits the payment of dividends. At July 31, 1998, the Company had the capacity to borrow $3,387,999 under the $8,500,000 amended line of credit.

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

              At July 31, 1998, the carrying value of the Company's notes payable approximated fair value, estimated primarily based on the borrowing rates available to the Company for debt with similar terms and average maturities.

              Following is a summary of maturities of notes payable, as amended, for each of the periods ending July 31:

              1999                    $    11,013
              2000                      8,124,047
              2001                         14,328
              2002                         14,520
              2003                         15,882
              Thereafter                   50,253
                                      -----------

                                      $ 8,230,043
                                      ===========

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    INCOME TAXES:

              The provisions for income tax on income from continuing operations consists of the following for the years ended July 31:

                                                   1998           1997           1996
                                                 ---------      ---------      ---------

         Current:
            Federal                              $  76,344      $  15,180      $  16,848
            State                                   78,720         19,142         32,251
                                                 ---------      ---------      ---------
                                                   155,064         34,322         49,099
                                                 ---------      ---------      ---------
         Deferred:
            Federal                                460,661        131,933        329,081
            State                                  (27,649)       (12,311)        (7,507)
                                                 ---------      ---------      ---------
                                                   433,012        119,622        321,574
                                                 ---------      ---------      ---------
         Total income tax provision              $ 588,076      $ 153,944      $ 370,673
                                                 =========      =========      =========

              Significant components of the Company's deferred income tax assets at July 31, 1998 and 1997, respectively, are as follows:

                                                                   1998             1997
                                                                -----------      -----------

       Net operating loss carryforward                          $   489,290      $ 1,250,741
       Investment tax credit carryforward                            25,721           36,733
       Minimum tax credit carryover                                 100,496           58,674
       Property and equipment                                       110,919             --
       Unrealized loss                                              145,545          145,545
       Intangible assets                                            422,815          261,655
                                                                -----------      -----------
               Total deferred tax assets                          1,294,786        1,753,348
       Property and equipment                                          --             14,535
                                                                -----------      -----------
               Total deferred tax liabilities                          --             14,535
                                                                -----------      -----------
       Valuation allowance                                          (25,721)         (36,733)
                                                                -----------      -----------
               Net deferred tax asset                           $ 1,269,065      $ 1,702,080
                                                                ===========      ===========

              Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. In fiscal 1998 and 1997, the valuation allowance was reduced $11,012 and $147,231, respectively as a result of the expiration of investment tax credit carryforwards.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     INCOME TAXES, Continued:

              The following is the reconciliation of the U.S. statutory tax rate to the Company's effective tax rate on income from continuing operations for the years ended July 31:

                                                              1998           1997           1996
                                                           ----------     ----------      ----------

         Federal income tax at statutory rate of 34%       $  469,816     $  108,801      $  306,987
         Goodwill amortization                                 58,152         58,152          58,152
         State income tax                                      52,071         (8,413)         13,205
         Other                                                  8,037         (4,596)         (7,671)
                                                           ----------     ----------      ----------

                   Provision for income tax                $  588,076     $  153,944      $  370,673
                                                           ==========     ==========      ==========



              During 1998 and 1997, the net operating loss carryforwards were reduced by $2,239,563 and $863,144, respectively. At July 31, 1998, the Company has net operating loss carryforwards of approximately $1,439,088 expiring from 2005 to 2006. The Company has investment tax credit carryforwards of approximately $25,721 which expire between 1999 and 2001.


6.     RELATED PARTY TRANSACTIONS:

              The Company has a consulting agreement with a former owner of one of the Company's operating subsidiaries. As of July 31, 1998, $93,000 recorded in other accrued liabilities in the Company's financial statements remains to be paid over 11 years. If, however, the market price of the Company's Common Stock reaches $50.00 per share, the Company has no further obligation under this consulting agreement. Consulting fees paid for each of the years ended July 31, 1998, 1997 and 1996 was $30,000.

              Interest expense relating to notes payable to affiliates amounted to approximately $182,500 for the years ended July 31, 1998 and $192,000 for the years ended July 31, 1997 and 1996, respectively.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    LEASES:

              The Company leases all store facilities, with the exception of one, under operating leases with terms ranging from one to ten years. Many leases contain escalation clauses, and some provide for contingent rentals based on percentages of gross revenue or increases in the consumer price index. Minimum lease obligations for the Company at July 31, 1998 by fiscal year are as follows:

           1999                                      $  1,310,478
           2000                                         1,163,859
           2001                                           947,941
           2002                                           700,993
           2003                                           597,229
           Thereafter                                   1,157,949
                                                     ------------
                                                     $  5,878,449
                                                     ============

              Occupancy expense under operating leases for the years ended July 31, 1998, 1997 and 1996 was $1,568,870, $1,391,811 and $931,205,
       respectively.


8.     SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS:

              Cash interest payments for the years ended July 31, 1998, 1997 and 1996 are $836,995, $760,745 and $542,835, respectively. Cash tax payments for the years ended July 31, 1998, 1997 and 1996 are $23,293, $47,706, and $50,940, respectively.

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

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     INCENTIVE PLANS, Continued:

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

              A summary of the status of the Company's stock options as of July 31, 1998, 1997 and 1996 and the changes during the year ended on those dates is presented below:

                                                                        Stock Options
                                              1998                          1997                          1996
                                   ----------------------------  ----------------------------  ----------------------------
                                                    Weighted                      Weighted                      Weighted
                                     # Shares       Average        # Shares       Average        # Shares       Average
                                    Underlying      Exercise      Underlying      Exercise      Underlying      Exercise
                                      Options        Prices         Options        Prices         Options        Prices
                                   -------------  -------------  -------------- -------------  -------------- -------------

Outstanding at beginning of year       184,650     $ 5.47           117,650        $ 5.00          117,650       $   --
   Granted                              27,750     $ 7.00            72,000        $ 6.19             --         $   --
   Exercised                             1,625     $ 5.00             2,250        $ 5.00             --         $   --
   Forfeited                            63,625     $ 6.22             2,750        $ 5.00             --         $   --
   Expired                                --       $   --                --           --              --         $   --
Outstanding at end of year             147,150     $ 5.53           184,650        $ 5.47          117,650       $  5.00
Exercisable at end of year              80,920     $ 5.14            52,575        $ 5.00           29,413       $  5.00
Available for grant at end of year      77,850                       40,350                        107,360
Weighted average fair value of
   options granted                                 $ 2.71                          $ 2.46                            --

              The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 5.71% for 1998 and 6.31% for 1997; the expected life of options is 5 years; and a volatility of 32.37% and 32.06% for options granted in 1998 and 1997, respectively.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     INCENTIVE PLANS, Continued:

       The following table summarizes information about employee stock options outstanding at July 31, 1998:

                                   Options Outstanding               Options Exercisable
       -------------------------------------------------------------------------------------
                                                       Weighted
                                         Weighted       Average                     Weighted
                                          Average      Remaining                    Average
        Range of Exercise     Number     Exercise     Contracted       Number       Exercise
              Prices       Outstanding     Price         Life       Exercisable      Price
       ------------------  -----------   --------     ----------    -----------    ---------

       $5.00 to $6.00        117,400     $  5.20         7.31         78,420       $  5.10

       $6.50 to $7.00         29,750     $  6.83         8.24          2,500       $  6.50

       $5.00 to $7.00        147,150     $  5.53         7.70         80,920       $  5.14


              Pro Forma Net Income and Net Income Per Common Share Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 1996, 1997 and 1998 would approximate the pro forma amounts below:

                                                                           Stock Options
                           --------------------------------------------------------------------------------------------------
                            As Reported      Pro Forma     As Reported       Pro Forma       As Reported         Pro Forma
                              7/31/98         7/31/98         7/31/97         7/31/97          7/31/96            7/31/96
                           --------------  -------------  -------------   --------------   ---------------    ---------------

Net income                  $   756,117     $   731,774    $   166,060      $   152,201      $   137,662        $   137,662
Basic net income per
   common share             $      0.43     $      0.42    $      0.10      $      0.09      $      0.09        $      0.09

              The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the 1996 fiscal year.

              401(K) Plan The Company established a Retirement Savings Plan (the "Savings Plan"), effective as of September 1, 1994, which is intended to qualify under Section 401(K) of the Internal Revenue Code "the Code". Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan. As of July 31, 1998, no additional or matching contributions have been made to the Savings Plan by the Company. All assets of the Savings Plan are held in trust.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

              The operations of Bestway Auto and Value Auto have been accounted for as a discontinued operation and, accordingly, the Company's equity in their operating results and the loss on disposal are segregated and reported as discontinued operations in the accompanying Consolidated Statement of Income. Summarized results of Bestway Auto and Value Auto are as follows:

                                                    Value Auto         Bestway Auto
                                                 February 1, 1996     August 1, 1995
                                                  July 31, 1996      February 1, 1996
                                                 ----------------    -----------------

         Revenues                                   $ 3,079,689         $   207,468
         Costs and expenses                           3,239,426             351,579
                                                    -----------         -----------
         Loss before income taxes                      (159,737)           (144,111)
         Income tax benefit                              23,961              54,186
                                                    -----------         -----------
                 Net loss                           $  (135,776)        $   (89,925)
                                                    ===========         ===========


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

              The Company is coordinating the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable, and fixed assets packages. As part of the year 2000 readiness process, significant service providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are underway in an attempt to reasonably ascertain their stage of year 2000 readiness. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities and operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers, the Company is unable to determine if year 2000 failures will have a material impact on the Company. The total cost of compliance and its effect on the Company's future results of operations is not expected to be material.

                               INDEX TO EXHIBITS


         Exhibit
         Number                             Document
         ------                             --------

         21               Subsidiaries
         23               Consent of Auditors
         27               Financial Data Schedule
                                   Filed electronically only, not attached to printed reports