Form 10-K/A
period 1998-07-31
BESTWAY INC
filed 1998-11-24
CIK 4344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                                 Amendment No. 1

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                               For the fiscal year ended July 31, 1998
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
         For the transition period from________________to______________

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
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
         Title of each class                             which registered
              (None)                                         (None)
         -------------------                        ------------------------

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Common Stock, $.01 par value, outstanding at July 31, 1998, was 1,751,592.

         Bestway, Inc. (the "Company") hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (the "1998 10-K") filed on October 28, 1998 with the Securities and Exchange Commission (the "Commission") to add the information required by Part III (Items 10,11,12 and 13) rather than to incorporate such information by reference in the 1998 10-K from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders as the Company had originally intended.

BESTWAY, INC.                                                         FORM-10K/A
--------------------------------------------------------------------------------


         Part III of the 1998 10-K is hereby deleted and replaced in its entirety with the following (All capitalized terms used herein but not defined herein shall have the meaning assigned to such terms in the 1998 10-K):

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The name, age and positions of each of the directors and executive officers of the Company are listed below.


      Name             Age                    Position
      ----             ---                    --------
Jack E. Meyer           55     Director and Member of the Audit Committee of
                               the Board of Directors
James A. O'Donnell      46     Director and Member of the Audit Committee of
                               the Board of Directors
R. Brooks Reed          57     Chairman of the Board and Chief Executive Officer
Teresa A. Sheffield     38     President and Chief Operating Officer
Beth A. Durrett         41     Chief Financial Officer and Secretary
Joe R. McElroy          41     Vice President - Real Estate

         Mr. Meyer has served as a director of the Company since 1980. From October 1998 to December 1993 Mr. Meyer was President and Chief Executive Officer of Urologix, Inc. From March 1993 to January 1994 he was President and Chief Executive Officer for Fiberoptic Sensor Technologies. Mr. Meyer has served as a director for Urologix, Inc. since 1994.

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

         Ms. Durrett has served as Chief Financial Officer since October 1998. From September 1998 to May 1997, Ms. Durrett served as Senior Vice President - Finance. From 1987 to May 1997, Ms. Durrett served as Vice President - Controller and was appointed Secretary in 1991. Ms. Durrett has served in various capacities with the Company since September 1979.

BESTWAY, INC.                                                         FORM-10K/A
--------------------------------------------------------------------------------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, Continued

         Mr. McElroy has served as Vice President - Real Estate since May 1997. From January 1996 to May 1997, Mr. McElroy served as Director - Real Estate. Prior to joining the Company, Mr. McElroy was Director of Real Estate for Drinkard Development, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended July 31, 1998.

BESTWAY, INC.                                                         FORM-10K/A
--------------------------------------------------------------------------------


ITEM 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows all cash and other compensation paid (or to be paid) by the Company for the fiscal years ended July 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer and highest compensated executive officers for services rendered in all capacities in which they served during each period whose total annual salary and bonus exceeded $100,000 in the fiscal year ended July 31, 1998.

                                                                                                  Long -Term
                                                                                                 Compensation
                                                                  Annual Compensation               Awards
                                                                                                  Restricted
               Name and                      Fiscal             Salary             Bonus            Stock
          Principal Position                  Year               ($)                ($)           Awards($)
          ------------------                 ------            --------           --------       ------------
R. Brooks Reed, Chairman                      1998             $150,000                 --                 --
and Chief Executive Officer                   1997             $150,000                 --                 --
                                              1996             $150,000                 --                 --

Teresa A. Sheffield,                          1998             $125,000           $ 17,203                 --
President and Chief Operating                 1997             $116,307           $ 19,542                 --
Officer                                       1996             $ 85,346           $ 30,376                 --

Beth A. Durrett,                              1998             $ 92,308           $ 17,706                 --
Chief Financial Officer and                   1997             $ 86,758           $  6,685                 --
Secretary                                     1996             $ 68,808           $ 11,058                 --


Joe R. McElroy,                               1998             $ 87,172           $ 19,199                 --
Vice President-Real Estate                    1997             $ 82,500           $  8,069                 --
                                              1996             $ 48,462           $ 14,910                 --

BESTWAY, INC.                                                         FORM-10K/A
--------------------------------------------------------------------------------


ITEM 11.           EXECUTIVE COMPENSATION, Continued

OPTION GRANTS TABLE

         The following table shows all options granted by the Company for the fiscal year ended July 31, 1998 to the Company's highest compensated executive officers listed above: (i) the number of shares covered by such options; (ii) the percent that such options represented of total options granted to all the Company's employees during the 1998 fiscal year; (iii) the exercise price, and
(iv) the expiration date.

                                                    Percent of Total
                                                   Options Granted to         Exercise
                                                   Employees in 1998          Price Per           Expiration
       Name               Options Granted             Fiscal Year               Share                Date
       ----               ---------------             -----------               -----                ----
R. Brooks Reed                   --                        --                     --                  --
Teresa A. Sheffield              --                        --                     --                  --
Beth A. Durrett                  --                        --                     --                  --
Joe R. McElroy                   --                        --                     --                  --


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table shows for the fiscal year ended July 31, 1998 to the Company's highest compensated executive officers listed above: (i) the number of shares of the Company's Common Stock acquired upon exercise of options during fiscal year 1998; (ii) the aggregate dollar value realized upon exercise;
(iii) the total number of unexercised options held at the end of fiscal year 1998; and (iv) the aggregate dollar value of in-the-money unexercised options held at the end of fiscal year 1998.

                                                            Number of Unexercised               Value of Unexercised
                                                            Options at 1998 Fiscal             In-the-Money Options at
                          Shares            Value                  Year End                  1998 Fiscal Year End     (2)
                        Acquired on        Realized       ----------------------------       -----------------------------
      Name              Exercise (#)          ($)         Exercisable    Unexercisable       Exercisable     Unexercisable
      ----              ------------          ---         -----------    -------------       -----------     -------------
R. Brooks Reed               --                --                  --               --                --                --
Teresa A. Sheffield          --                --              45,600           15,200       $    68,400     $      22,800
Beth A. Durrett              --                --               2,500            7,500                --                --
Joe R. McElroy               --                --               5,000           10,000       $     2,500     $       5,000


(2) Market value of underlying securities at year-end minus the exercise price.

BESTWAY, INC.                                                         FORM-10K/A
--------------------------------------------------------------------------------


ITEM 11.       EXECUTIVE COMPENSATION, Continued

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Decisions regarding the compensation of the executive officers of the Company are made by the Board of Directors. In fiscal year 1998, decisions concerning the compensation of Ms. Beth A. Durrett, Joe R. McElroy and Ms. Teresa A. Sheffield were made by the entire Board of Directors and decisions concerning the compensation of Mr. R. Brooks Reed were made by Mr. Jack E. Meyer and Mr. James A. O'Donnell.

BESTWAY, INC.                                                         FORM-10K/A
--------------------------------------------------------------------------------


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 11, 1998, obtained from information furnished by the persons named below, concerning the beneficial stock ownership of each person known to the Company who may be deemed to be the beneficial owner of more than five percent of the Company's Common Stock, each director of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other then its Common Stock.

NAME AND ADDRESS                            AMOUNT AND NATURE OF       PERCENT
OF BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP (1)     OF CLASS
-------------------                       --------------------         --------
O'Donnell & Masur, LP ("O&M")                       981,872              56.1%
5949 Sherry Lane, Suite 1450
Dallas, Texas  75225

James A. O'Donnell (2)                              983,872              56.2%
5949 Sherry Lane, Suite 1450
Dallas, Texas  75225

Mark Masur (3)                                      981,952              56.1%
5949 Sherry Lane, Suite 1450
Dallas, Texas  75225

R. Brooks Reed (4)                                   58,873               3.4%
7800 Stemmons, Suite 320
Dallas, Texas  75247

Jack E. Meyer                                        16,203                .9%
7800 Stemmons, Suite 320
Dallas, Texas  75247

All directors and executive officers              1,088,103              62.1%
as a group (6 persons)

Robert D. Simons                                     92,517               5.3%
317 Coinbow Drive
Mt. Pleasant, South Carolina  29464


(1) Except as noted, beneficial ownership consists of sole voting and investment power. The inclusion of shares that may be deemed beneficially owned herein, however, does not constitute an admission that the named stockholders are direct or indirect beneficial owners of such shares.

BESTWAY, INC.                                                         FORM-10K/A
--------------------------------------------------------------------------------


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,
               Continued

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

BESTWAY, INC.                                                         FORM-10K/A
--------------------------------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of November, 1998.


                                       BESTWAY, INC.



                                       /s/ Beth A. Durrett
                                       ------------------------------------
                                       Beth A. Durrett
                                       Chief Financial Officer
                                       (Duly authorized representative and
                                        principal financial officer)