Form 10-Q
period 1998-10-31
BESTWAY INC
filed 1998-12-15
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998


                                       OR
| |         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568
                                                 ------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 1998, was 1,751,592.


                                     1 of 12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                October 31, 1998


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


                                    2 of 12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS


                                                             (Unaudited)
                                                           October 31, 1998   July 31, 1998
                                                           ----------------   -------------
                             ASSETS
 Cash                                                        $    555,634      $    501,119
 Prepaid expenses                                                 137,603           182,118
 Deferred income taxes                                          1,176,324         1,269,065
 Other assets                                                      98,682            46,773

 Rental merchandise, at cost                                   18,830,329        17,723,833
     less accumulated depreciation                              6,823,762         6,315,080
                                                             ------------      ------------
                                                               12,006,567        11,408,753

 Property and equipment, at cost                                5,842,678         5,366,471
     less accumulated depreciation                              2,989,616         2,816,429
                                                             ------------      ------------
                                                                2,853,062         2,550,042

 Non-competes, net of amortization                                337,514           393,056
 Goodwill, net of amortization                                  2,264,670         2,323,024
                                                             ------------      ------------

             Total assets                                    $ 19,430,056      $ 18,673,950
                                                             ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable                                            $  2,085,262      $    865,162
 Accrued interest - related parties                                20,667            15,500
 Income taxes payable                                              83,240           184,419
 Other accrued liabilities                                        946,058           982,464
 Notes payable - related parties                                3,000,000         3,000,000
 Notes payable - other                                          4,777,376         5,230,043
 Commitments and contingencies
 Stockholders' equity:
     Preferred stock, $10.00 par value, 1,000,000
       authorized, none issued                                         --                --
     Common stock, $.01 par value, 5,000,000 authorized,
       1,751,592 issued and outstanding at,
       October 31, 1998 and July 31, 1998, respectively            17,516            17,516
     Paid-in capital                                           16,098,006        16,098,006
     Accumulated deficit                                       (7,598,069)       (7,719,160)
                                                             ------------      ------------
             Total stockholders' equity                         8,517,453         8,396,362
                                                             ------------      ------------

             Total liabilities and stockholders' equity      $ 19,430,056      $ 18,673,950
                                                             ============      ============


    The accompanying notes are an integral part of the financial statements.


                                    3 of 12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME


                                                               (Unaudited)
                                                           Three Months Ended
                                                      ----------------------------
                                                      October 31,      October 31,
                                                         1998             1997
                                                      -----------      -----------
  Revenues:
     Rental income                                    $ 6,779,651      $6,041,567
     Sales of merchandise                                  52,921          50,610
                                                      -----------      ----------

                                                        6,832,572       6,092,177
                                                      -----------      ----------

  Cost and Operating Expenses:
     Depreciation and amortization:
        Rental merchandise                              1,489,358       1,310,042
        Other                                             348,418         394,953
     Cost of merchandise sold                              56,716          51,837
     Salaries and wages                                 1,839,534       1,623,843
     Advertising                                          303,123         239,815
     Occupancy                                            411,290         378,280
     Other operating expenses                           1,973,747       1,736,304
     Interest expense                                     185,078         188,467
     (Gain) loss on sale of property and equipment         (6,270)          6,114
                                                      -----------      ----------

                                                        6,600,994       5,929,655
                                                      -----------      ----------
  Income from operations
     before income tax provision:                         231,578         162,522
                                                      -----------      ----------

     Current income tax expense                            17,746          11,095
     Deferred income tax expense                           92,741          58,131
                                                      -----------      ----------

  Net income                                          $   121,091      $   93,296
                                                      ===========      ==========

  Basic and diluted net income per share              $       .07      $      .05
                                                      ===========      ==========

  Weighted average common shares outstanding            1,751,592       1,749,967
                                                      ===========      ==========

  Diluted weighted average common shares
     outstanding                                        1,789,660       1,795,513
                                                      ===========      ==========



    The accompanying notes are an integral part of the financial statements.


                                    4 of 12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 (Unaudited)
                                                                             Three Months Ended
                                                                      ----------------------------------
                                                                      October 31, 1998  October 31, 1997
                                                                      ----------------  ----------------
  Cash flows from operating activities:
        Net income                                                       $   121,091      $    93,296
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                      1,837,776        1,704,995
        Net book value of rental units retired                               393,145          226,646
        (Gain) loss on sale of property and equipment                         (6,270)           6,114
        Deferred income taxes                                                 92,741           58,131
        Changes in operating assets and liabilities other than cash:
              Prepaid expenses                                                44,515          (45,494)
              Other assets                                                   (51,909)          (7,608)
              Accounts payable                                               276,055          (20,747)
              Accrued interest payable                                         5,167           11,737
              Income taxes payable                                          (101,179)           7,193
              Other accrued liabilities                                      (36,406)        (111,234)
                                                                         -----------      -----------

                Total adjustments                                            136,243         (166,153)
                                                                         -----------      -----------

  Net cash flows from operating activities                                 2,574,726        1,923,029
                                                                         -----------      -----------

  Cash flows from investing activities:
      Purchase of rental units and equipment                              (1,536,230)      (2,562,359)
      Additions to property and equipment                                   (539,764)        (256,755)
      Proceeds from sale of property and equipment                             8,450            2,504
                                                                         -----------      -----------

  Net cash flows used in investing activities                             (2,067,544)      (2,816,610)
                                                                         -----------      -----------

  Cash flows from financing activities:
      Proceeds from notes payable                                                 --        1,169,974
      Repayment of notes payable                                            (452,667)        (106,489)
                                                                         -----------      -----------

  Net cash flows (used in) provided by financing activities                 (452,667)       1,063,485
                                                                         -----------      -----------

  Cash at August 1, 1998 and 1997, respectively                              501,119          354,738
                                                                         -----------      -----------

  Cash at the end of the quarter                                         $   555,634      $   524,642
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


                                    5 of 12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the three months ended  October 31, 1998


                                                                     (Unaudited)

                                                   Common Stock
                                         ---------------------------------       Paid-In         Accumulated
                                              Shares           Amount            Capital           Deficit
                                         ---------------   --------------    --------------   ---------------

 Balance at July 31, 1998                      1,751,592   $       17,516    $   16,098,006   $    (7,719,160)

 Net income for the three months ended
     October 31, 1998                                 --               --                --           121,091
                                         ---------------   --------------    --------------   ---------------

 Balance at  October 31, 1998                  1,751,592   $       17,516    $   16,098,006   $    (7,598,069)
                                         ===============   ==============    ==============   ===============



    The accompanying notes are an integral part of the financial statements.


                                    6 of 12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Reference to Previous Disclosures

         The consolidated financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted or are incorporated herein by reference to the financial statements included in the Company's 1998 Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Form 10-K, particularly with regard to disclosure relating to significant accounting policies.

2.       Reclassifications

         Certain reclassifications were made to the prior year financial statements to conform with the current year presentation.

3.       Income Per Share

         In January 1998, the Company adopted SFAS No. 128, "Earnings Per Share," resulting in the replacement of primary earnings per share (EPS) with a newly defined basic EPS and modification to the computation of diluted EPS. As a result, all prior period EPS data has been restated to conform to the provisions of this statement. For the three months ended October 31, 1997, basic and diluted net income per share as restated approximate net income per share as reported.

         For the three months ended October 31, 1998 and 1997, 38,068 and 45,546 shares of common stock options were included in the denominator for the calculation of diluted net income per share and for the three months ended October 31, 1998, 9,250 shares of common stock options were excluded from the denominator because their effect would have been antidilutive to the computation of diluted EPS.

4.       New Accounting Standards

         During the first quarter of fiscal year 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". The adoption of these statements had no impact on the Company's consolidated financial statements.


                                    7 of 12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report on Form 10-Q contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, and (iii) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction. Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

         Results of Operations

         The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Income, expressed as a percentage of revenues:


                                               Quarter Ended
                                              ---------------
                                                 October 31,
                                               1998     1997
                                              ------   ------
 Revenues:
    Rental income                               99.2%    99.2%
    Sales of merchandise                         0.8      0.8
                                              ------   ------

         Total revenues                        100.0    100.0

 Cost and operating expenses:
    Depreciation and amortization:
       Rental merchandise                       21.8     21.5
       Other                                     5.1      6.4
    Cost of merchandise sold                     0.8      0.9
    Salaries and wages                          26.9     26.7
    Advertising                                  4.4      3.9
    Occupancy                                    6.0      6.2
    Other operating expenses                    28.9     28.5
    Interest expense                             2.7      3.1
    Loss on sale of property and
       equipment                                  --      0.1
                                              ------   ------

         Total cost and operating expenses      96.6     97.3
                                              ------   ------

 Income from operations
    before income tax provision                  3.4      2.7
                                              ------   ------

    Current income tax expense                   0.3      0.2
    Deferred income tax expense                  1.3      1.0
                                              ------   ------

 Net income                                      1.8%     1.5%
                                              ======   ======


                                    8 of 12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

         For the three months ended October 31, 1998 compared to the three months ended October 31, 1997, total revenue increased $740,395, or 12.2% to $6,832,572 from $6,092,177. The increase in total revenue was primarily attributable to the inclusion of two stores purchased in the fourth quarter of fiscal year 1998, inclusion of one internal new store opening in the first quarter of fiscal year 1999 and improved same store revenues. Revenue from same stores increased 10.2% and accounted for 83.5% of the increase. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the two stores purchased in the fourth quarter of fiscal year 1998 and the one internal new store opening in the first quarter of 1999 accounted for 16.6% and 5.3% of the increase, respectively. Revenue decreased $40,113, or 5.3% due to closing one store location in fiscal year 1998.

         For the three months ended October 31, 1998 compared to October 31, 1997, total cost and operating expenses increased $671,339, or 11.3% to $6,600,994 from $5,929,655, but decreased .7% as a percentage of total revenues to 96.6% from 97.3%. The decrease is primarily due to a decrease in depreciation and amortization and interest expense offset by increased advertising costs.

         Depreciation of rental merchandise increased $179,316, or 13.7% to 1,489,358 from 1,310,042. Depreciation of rental merchandise expressed as a percent of total store rental and fee revenue increased .3% to 21.8% from 21.5%. Other depreciation and amortization decreased $46,535, or 11.8% to $348,418 from $394,953 and as a percentage of total store revenue decreased 1.3% to 5.1% from 6.4%. The decrease was primarily due to the full amortization of certain non-competes at the end of fiscal year 1998.

         Salaries and wages increased $215,691, or 13.3% to $1,839,534 from $1,623,843. Salaries and wages expressed as a percent of total store revenue increased .2% to 26.9% from 26.7%. The increase was due to additional personnel at the Company's same stores necessitated by the increase in the number of items on rent, as well as additional personnel for the stores acquired in the fourth quarter of fiscal year 1998 and the one new internal store opening this quarter. Advertising expense increased $63,308, or 26.4% to $303,123 from $239,815. Advertising expense expressed as a percent of total store revenue increased .5% to 4.4% from 3.9% primarily due to the stores acquired in the fourth quarter of fiscal year 1998 and the one new internal store opening this quarter. Occupancy expense increased $33,010, or 8.7% to $411,290 from $378,280 and as a percentage of total store revenue decreased .2% to 6.0% from 6.2%. Other operating expenses increased $237,443, or 13.7% to $1,973,747 from $1,736,304 and as a percentage of total store revenue increased .4% to 28.9% from 28.5%. The increase was primarily due to the increase in the number of items on rent and increased write-offs of rental merchandise. Interest expense decreased $3,389, or 1.8% to $185,078 from $188,467 and as a percentage of total store revenue decreased .4% to 2.7% from 3.1 % primarily due to decreased borrowings under the Revolving Credit Loan Agreement.

         For the three months ended October 31, 1998, net income increased $27,795, or 29.8% to $121,091 from $93,296. Net income expressed as a percent of total store revenue increased .3% to 1.8% from 1.5% due to the factors discussed above.


                                    9 of 12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Financial Condition, Liquidity and Capital Resources

         For the three months ended October 31, 1998 the Company's net cash flows from operating activities was $2,574,726 as compared to $1,923,029 for the three months ended October 31, 1997. The increase was primarily due to increased cash flow from two stores acquired in the fourth quarter of fiscal year 1998, and increased cash flow from a single new internal store opening during the first quarter of fiscal year 1999, offset by a decrease in working capital requirements.

         For the three months ended October 31, 1998 the Company's net cash flows used in investing activities was $2,067,544 as compared to $2,816,610 for the three months ended October 31, 1997. The Company's investing activities reflects a $283,009 increase in additions to property and equipment and a $1,026,129 decrease in the purchase of rental units and equipment.

         For the three months ended October 31, 1998 the Company's net cash flows (used in) provided by financing activities was ($452,667) as compared to $1,063,485 for the three months ended October 31, 1997. The decrease in financing activities principally reflects decreased borrowings on the Company's debt.

         With the Company having available credit of approximately $3,838,000 under the $8,500,000 Revolving Credit Loan Agreement, management believes the Company has adequate resources to meet its future cash obligations.

Inflation

         Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

Year 2000

         The Company is coordinating the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The principal areas of risk identified by the Company are purchased software, computer hardware and systems other than information technology systems.

         The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable, payroll, fixed assets and treasury. Currently, the Company's general ledger, accounts payable, payroll and fixed asset systems are year 2000 compliant. The Company is coordinating with banks with which it does business to ensure the compliance of the electronic transfer software used by each bank as well as the compliance of each bank's internal systems. Additionally, the Company has upgraded all software for individual workstations and laptops to be year 2000 compliant.

         The Company believes it has identified all computer hardware used in connection with its operations that must be modified, upgraded or replaced. The Company has upgraded certain of its hardware to be year 2000 compliant and is currently working with outside consultants to modify, replace or upgrade its remaining hardware identified as adversely affected.


                                    10 of 12

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

         The Company has identified systems other than information technology systems that may be affected by the year 2000 problem including telephone systems, alarm systems, fax machines and merchandise rented by the Company. The Company has ensured the year 2000 readiness for certain of these items and is in the process of completing any modifications or replacements necessary to make all items year 2000 compliant.

         As part of the year 2000 readiness process, significant service providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are underway in an attempt to reasonably ascertain their stage of year 2000 readiness. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities and operations, liquidity and financial condition. The Company does not expect the year 2000 problem to have a material impact on the Company; however, due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers, year 2000 failures may have a material impact on the Company. The total cost of compliance and its effect on the Company's future results of operations is not expected to be material and based on the Company's current state of year 2000 readiness, no contingency plan is deemed necessary at this time.


                                    11 of 12

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


                            PART II OTHER INFORMATION



 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

           (a)  Exhibits required by Item 601 of Regulation S-K

                27  Financial Data Schedule
                      Filed electronically only, not attached to printed reports

           (b)  Report on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended October 31, 1998.


                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.



 December 15, 1998
                                  /s/ Beth A. Durrett
                                ------------------------------------------------
                                Beth A. Durrett
                                Chief Financial Officer
                                (Principal Financial Officer and duly authorized to sign on behalf of the Registrant)


                                    12 of 12

                               INDEX TO EXHIBITS

Exhibit
Number                  Description
------                  -----------
  27                    Financial Data Schedule