Form 10-Q
period 1999-01-31
BESTWAY INC
filed 1999-03-17
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1999, was 1,744,192.

                                    1 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                January 31, 1999


PART I - FINANCIAL INFORMATION                                                                       PAGE NOS.
                                                                                                     ---------

     ITEM 1.          Consolidated Unaudited Financial Statements                                        3-8

     ITEM 2.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                              9-14

PART II - OTHER INFORMATION

     ITEM 6.          Exhibits and Reports on Form 8-K, Signatures                                        15

                                    2 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                             January 31, 1999  July 31, 1998
                                                             ----------------  -------------
                             ASSETS

Cash                                                           $    697,557    $    501,119
Prepaid expenses                                                    148,331         182,118
Deferred income taxes                                             1,110,449       1,269,065
Other assets                                                         81,560          46,773

Rental merchandise, at cost                                      19,158,790      17,723,833
     less accumulated depreciation                                6,972,525       6,315,080
                                                               ------------    ------------
                                                                 12,186,265      11,408,753
                                                               ------------    ------------

Property and equipment, at cost                                   6,248,915       5,366,471
     less accumulated depreciation                                3,171,544       2,816,429
                                                               ------------    ------------
                                                                  3,077,371       2,550,042
                                                               ------------    ------------

Non-competes, net of amortization                                   312,605         393,056
Goodwill, net of amortization                                     2,488,779       2,323,024
                                                               ------------    ------------

          Total assets                                         $ 20,102,917    $ 18,673,950
                                                               ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                               $    763,985    $    865,162
Accrued interest - related parties                                   20,667          15,500
Income taxes payable                                                 40,738         184,419
Other accrued liabilities                                           987,180         982,464
Notes payable - related parties                                   3,000,000       3,000,000
Notes payable - other                                             6,699,652       5,230,043
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $10.00 par value, 1,000,000
       authorized, none issued                                           --              --
     Common stock, $.01 par value, 5,000,000 authorized,
       1,751,592 issued at January 31, 1999 and July 31,
       1998, respectively                                            17,516          17,516
     Paid-in capital                                             16,098,006      16,098,006
     Less treasury stock, at cost, 7,400 at January 31, 1999        (40,591)             --
     Accumulated deficit                                         (7,484,236)     (7,719,160)
                                                               ------------    ------------
             Total stockholders' equity                           8,590,695       8,396,362
                                                               ------------    ------------

             Total liabilities and stockholders' equity        $ 20,102,917    $ 18,673,950
                                                               ============    ============

    The accompanying notes are an integral part of the financial statements.

                                    3 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                  (Unaudited)
                                                 Three Months Ended          Six Months Ended
                                             -------------------------   -------------------------
                                                    January 31,                 January 31,
                                                 1999          1998          1999         1998
                                             -----------   -----------   -----------   -----------

Revenues:
    Rental income                            $ 6,860,956   $ 6,388,179   $13,640,607   $12,429,746
    Sales of merchandise                          66,741        66,425       119,662       117,035
                                             -----------   -----------   -----------   -----------

                                               6,927,697     6,454,604    13,760,269    12,546,781
                                             -----------   -----------   -----------   -----------

Cost and Operating Expenses:
    Depreciation and amortization:
       Rental merchandise                      1,486,451     1,411,462     2,975,809     2,721,504
       Other                                     328,274       386,623       676,692       781,576
    Cost of merchandise sold                      58,802        52,096       115,518       103,933
    Salaries and wages                         1,911,714     1,661,992     3,751,248     3,285,835
    Advertising                                  311,132       204,049       614,255       443,864
    Occupancy                                    443,938       396,016       855,228       774,296
    Other operating expenses                   1,994,687     1,896,175     3,968,434     3,632,479
    Interest expense                             187,464       218,953       372,542       407,420
    Loss on sale of property and equipment        10,764        25,287         4,494        31,401
                                             -----------   -----------   -----------   -----------

                                               6,733,226     6,252,653    13,334,220    12,182,308
                                             -----------   -----------   -----------   -----------

Income from operations before income tax
    provision:                                   194,471       201,951       426,049       364,473
                                             -----------   -----------   -----------   -----------

    Current income tax expense                    14,763        16,549        32,509        27,644
    Deferred income tax expense                   74,284        82,070       158,616       140,201
                                             -----------   -----------   -----------   -----------

Net income                                   $   105,424   $   103,332   $   234,924   $   196,628
                                             ===========   ===========   ===========   ===========

Basic and diluted net income per share       $       .06   $       .06   $       .13   $       .11
                                             ===========   ===========   ===========   ===========

Weighted average common shares outstanding     1,748,292     1,749,967     1,749,942     1,749,967
                                             ===========   ===========   ===========   ===========

Diluted weighted average common shares
    outstanding                                1,779,576     1,801,416     1,786,429     1,798,255
                                             ===========   ===========   ===========   ===========



    The accompanying notes are an integral part of the financial statements.

                                    4 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             (Unaudited)
                                                                           Six Months Ended
                                                                   ---------------------------------
                                                                   January 31, 1999 January 31, 1998
                                                                   ---------------- ----------------
Cash flows from operating activities:
       Net income                                                     $   234,924    $   196,628
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                    3,652,501      3,503,080
       Net book value of rental units retired                           1,260,296        608,695
       Loss on sale of property and equipment                               4,494         31,401
       Deferred income taxes                                              158,616        140,204
       Changes in operating assets and liabilities other than cash:
             Prepaid expenses                                              33,787         (1,479)
             Other assets                                                 (34,787)       (10,932)
             Accounts payable                                            (141,197)       (76,884)
             Income taxes payable                                        (143,681)        23,741
             Accrued interest payable                                       5,167        (41,763)
             Other accrued liabilities                                      4,716       (138,924)
                                                                      -----------    -----------

               Total adjustments                                         (275,995)      (246,241)
                                                                      -----------    -----------

Net cash flows from operating activities                                5,034,836      4,233,767
                                                                      -----------    -----------

Cash flows from investing activities:
     Purchase of rental units and equipment                            (4,733,854)    (5,246,235)
     Additions to property and equipment                               (1,039,418)      (383,357)
     Proceeds from sale of property and equipment                          29,752         19,728
     Asset purchase net of cash acquired                                 (523,896)            --
                                                                      -----------    -----------

Net cash flows used in investing activities                            (6,267,416)    (5,609,864)
                                                                      -----------    -----------

Cash flows from financing activities:
     Book overdraft                                                            --        201,573
     Proceeds from notes payable                                        1,925,000      2,121,932
     Repayment of notes payable                                          (455,391)      (720,016)
     Treasury stock purchase                                              (40,591)            --
                                                                      -----------    -----------

Net cash flows provided by financing activities                         1,429,018      1,603,489
                                                                      -----------    -----------

Cash at beginning of period                                               501,119        354,738
                                                                      -----------    -----------

Cash at end of period                                                 $   697,557    $   582,130
                                                                      ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                    5 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the six months ended January 31, 1999

                                                                   (Unaudited)
                               -----------------------------------------------------------------------------------
                                      Common Stock                             Treasury Stock
                               -------------------------     Paid-In     --------------------------    Accumulated
                                  Shares       Amount        Capital       Shares         Amount         Deficit
                               -----------   -----------   -----------   -----------    -----------    -----------

Balance at July 31, 1998         1,751,592   $    17,516   $16,098,006            --    $        --    $(7,719,160)

Treasury stock purchases                --            --            --        (7,400)       (40,591)            --

Net income for the six months
    ended January 31, 1999              --            --            --            --             --        234,924
                               -----------   -----------   -----------   -----------    -----------    -----------


Balance at  January 31, 1999     1,751,592   $    17,516   $16,098,006        (7,400)   $   (40,591)   $(7,484,236)
                               ===========   ===========   ===========   ===========    ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                                    6 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Reference to Previous Disclosures

         The interim consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Form 10-K, particularly with regard to disclosure relating to significant accounting policies.

2.       Income Per Share

         In January 1998, the Company adopted SFAS No. 128, "Earnings Per Share," resulting in the replacement of primary earnings per share (EPS) with a newly defined basic EPS and modification to the computation of diluted EPS.

         For the three and six months ended January 31, 1999, 55,750 and 27,750 common stock options are excluded from the denominator for the calculation of diluted net income per share because their effect would be antidilutive.

3.       Acquisitions

         On January 11, 1999, the Company signed an asset purchase agreement with King Rental, Inc. to acquire all the assets of two store locations in Alabama. The Company paid $525,000 in cash for all the assets involved in the daily operations of the stores including all idle rental inventory and all rental inventory. Additionally, the Company obtained the seller's former store locations by assuming the lease agreements. The Company funded the purchase through borrowings under the Revolving Credit Loan Agreement.

         The acquisition has been accounted for under the purchase method and, accordingly, the operating results from the acquired stores are included in the accompanying consolidated statements of income from the date of acquisition. The acquisition resulted in $284,040 of goodwill which is being amortized on a straight-line basis over 15 years.

4.       Common Stock

         During the six months ending January 31, 1999, the Company repurchased 7,400 shares of its common stock in the open market at a cost of $40,591 (2,500 shares repurchased for $15,938 and 4,900 shares repurchased for $24,653).

                                    7 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.       Subsequent Event

         On February 1, 1999, the Company entered into an asset purchase agreement with Griffin Acceptance Corporation to sell all the assets of one store location in Mississippi. The Company received $90,000 in cash for all the assets involved in the daily operations of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

6.       New Accounting Standards

         During the first quarter of fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". The adoption of these statements had no impact on the Company's consolidated financial statements.

                                    8 of 15

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

                                    9 of 15

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

         Results of Operations

         The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Income, expressed as a percentage of revenues:

                                                      Three Months Ended                Six Months Ended
                                                   ------------------------           ---------------------
                                                           January 31,                     January 31,
                                                     1999              1998            1999            1998
                                                   --------           -----           -----           -----

Revenues:
    Rental income                                  $   99.0%           99.0%           99.1%           99.1%
    Sales of merchandise                                1.0             1.0             0.9             0.9
                                                   --------           -----           -----           -----

         Total revenues                               100.0           100.0           100.0           100.0
                                                   --------           -----           -----           -----

Cost and Operating Expenses:
    Depreciation and amortization:
       Rental merchandise                              21.5            21.9            21.7            21.7
       Other                                            4.7             6.0             4.9             6.2
    Cost of merchandise sold                            0.8             0.8             0.8             0.8
    Salaries and wages                                 27.6            25.7            27.3            26.2
    Advertising                                         4.5             3.2             4.5             3.5
    Occupancy                                           6.4             6.1             6.2             6.2
    Other operating expenses                           28.8            29.4            28.8            29.0
    Interest expense                                    2.7             3.4             2.7             3.2
    Loss on sale of property and equipment              0.2             0.4              --             0.3
                                                   --------           -----           -----           -----

         Total cost and operating expenses             97.2            96.9            96.9            97.1
                                                   --------           -----           -----           -----

Income from operations before income
    tax provision                                       2.8             3.1             3.1             2.9
                                                   --------           -----           -----           -----

    Current income tax expense                          0.2             0.2             0.2             0.2
    Deferred income tax expense                         1.1             1.3             1.2             1.1
                                                   --------           -----           -----           -----

Net income                                         $    1.5%            1.6%            1.7%            1.6%
                                                   ========           =====           =====           =====

                                    10 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, con't.

Comparison of Three Months Ended January 31, 1999 and 1998

         For the three months ended January 31, 1999 compared to the three months ended January 31, 1998, total revenue increased $473,093 or 7.3% to $6,927,697 from $6,454,604. The increase in total revenue was primarily attributable to the inclusion of two stores purchased in the fourth quarter of fiscal year 1998, inclusion of two stores purchased in the second quarter of fiscal year 1999, inclusion of one new store opening in the first quarter of fiscal year 1999, inclusion of three new store openings in the second quarter of fiscal year 1999, and improved same store revenues. Revenue from same stores increased $182,906, or 2.9% and accounted for 38.7% of the increase in total revenues. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the two stores purchased in the fourth quarter of fiscal 1998 accounted for $128,576, or 27.2% of the increase. Revenue from the two stores purchased in the second quarter of fiscal year 1999 accounted for $44,934 or 9.5% of the increase. Revenue from the one new store opening in the first quarter of fiscal year 1999 accounted for $77,803 or 16.4% of the increase. Revenue from the three new store openings in the second quarter of fiscal year 1999 accounted for $78,855 or 16.7% of the increase. Revenue decreased $39,981, or 8.5% due to closing one store location in fiscal year 1998.

         For the three months ended January 31, 1999 compared to the three months ended January 31, 1998, total cost and operating expenses increased $480,573, or 7.7% to $6,733,226 from $6,252,653 and increased .3% as a percentage of total revenues to 97.2% from 96.9%.

         Depreciation of rental merchandise increased $74,989, or 5.3% to $1,486,451 from $1,411,462 due to an increase in items on rent. Depreciation of rental merchandise expressed as a percent of total store rental and fee revenue decreased .4% to 21.5% from 21.9% primarily due to higher rental rates on rental merchandise. Other depreciation and amortization decreased $58,349, or 15.1% to $328,274 from $386,623 and as a percentage of total store revenue decreased 1.3% to 4.7% from 6.0%. The decrease was primarily due to the full amortization of certain non-competes at the end of fiscal year 1998.

         Salaries and wages increased $249,722, or 15.0% to $1,911,714 from $1,661,992. Salaries and wages expressed as a percent of total store revenue increased 1.9% to 27.6% from 25.7%. Salaries and wages increased $46,766, or 18.7% of the total increase due to additional personnel for the stores acquired in the fourth quarter of fiscal 1998 and for the stores acquired in the second quarter of fiscal 1999. Additional personnel for the four new internal stores opened in the first and second quarters of fiscal 1999 increased salaries and wages by $80,826, or 32.4% of the total increase. Salaries and wages increased $83,172, or 33.3% of the total increase due to additional personnel at the Company's same stores necessitated by the increase in the number of items on rent. Advertising expense increased $107,083, or 52.5% to $311,132 from $204,049. Advertising expense expressed as a percent of total store revenue increased 1.3% to 4.5% from 3.2% primarily due to the stores acquired in the fourth quarter of fiscal year 1998, stores acquired in the second quarter of fiscal year 1999 and the four new internal stores opened in the first and second quarters of fiscal 1999. Occupancy expense increased $47,922, or 12.1% to $443,938 from $396,016 and as a percentage of total revenues increased .3% to 6.4% from 6.1%. Other operating expenses increased $98,512, or 5.2% to $1,994,687 from $1,896,175 and as a percentage of total revenues decreased .6% to 28.8 from 29.4%. The increase is primarily attributable to the acquired and new stores offset by a decrease in expenses relating to the write-off of rental merchandise. Interest expense decreased $31,489, or 14.4% to $187,464 from $218,953 and as a

                                    11 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, con't.

percentage of total store revenue decreased .7% to 2.7% from 3.4% primarily due to decreased borrowings under the Revolving Credit Loan Agreement.

         For the three months ended January 31, 1999, income from operations before income tax provision decreased $7,480 or 3.7% to $194,471 from $201,951 and as a percentage of total revenues decreased .3% to 2.8% from 3.1%. This decrease was primarily due to operating losses of $92,972 from the four new internal store openings during the first and second quarters of fiscal year 1999 offset by improved same store revenues. The new stores operated at a lower average revenue per store and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of revenues.

Comparison of Six Months Ended January 31, 1999 and 1998

         For the six months ended January 31, 1999 compared to the six months ended January 31, 1998, total revenue increased $1,213,488, or 9.7% to $13,760,269 from $12,546,781. The increase in total revenue was primarily attributable to the inclusion of two stores purchased in the fourth quarter of fiscal year 1998, inclusion of two stores purchased in the second quarter of fiscal year 1999, inclusion of one new store opening in the first quarter of fiscal 1999, inclusion of three new stores openings in the second quarter of fiscal year 1999, and improved same store revenues. Revenue from same stores increased $801,395, or 6.4% and accounted for 66.0% of the increase. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the two stores purchased in the fourth quarter of fiscal 1998 accounted for $251,478, or 20.7% of the increase. Revenue from the two stores purchased in the second quarter of fiscal 1999 accounted for $44,934, or 3.7% of the increase. Revenue from the one new store opening in the first quarter of fiscal 1999 accounted for $116,922, or 9.6% of the increase. Revenue from the three new store openings in the second quarter of fiscal 1999 accounted for $78,855, or 6.5% of the increase. Revenue decreased $80,096, or 6.6% due to closing one store location in fiscal year 1998.

         For the six months ended January 31, 1999 compared to January 31, 1998, total cost and operating expenses increased $1,151,912, or 9.5% to $13,334,220 from $12,182,308 and decreased .2% as a percentage of total revenues to 96.9% from 97.1%. This increase was primarily the result of salaries and wages and advertising expenses associated with the stores acquired and opened in the fourth quarter of fiscal year 1998 and the first six month of fiscal year 1999.

         Depreciation of rental merchandise increased $254,305, or 9.3% to $2,975,809 from $2,721,504. Depreciation of rental merchandise expressed as a percent of total store rental and fee revenue remained even at 21.7%. Other depreciation and amortization decreased $104,884, or 13.4% to $676,692 from $781,576 and as a percentage of total store revenue decreased 1.3% to 4.9% from 6.2%. The decrease was primarily due to the full amortization of certain non-competes at the end of fiscal year 1998.

         Salaries and wages increased $465,413, or 14.2% to $3,751,248 from $3,285,835. Salaries and wages expressed as a percent of total store revenue increased 1.1% to 27.3% from 26.2%. Salaries and wages increased $78,503, or 16.9% of the total increase due to additional personnel for the stores acquired in the fourth quarter of fiscal 1998 and for the stores acquired in the second quarter of fiscal 1999. Additional personnel for the four

                                    12 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, con't.

new internal stores opened in the first and second quarters of fiscal 1999 increased salaries and wages by $104,921, or 22.5% of the total increase. Salaries and wages increased by $162,742, or 35.0% of the total increase due to additional personnel at the Company's same stores necessitated by the increase in the number of items on rent. Advertising expense increased $170,391, or 38.4% to $614,255 from $443,864. Advertising expense expressed as a percent of total store revenue increased 1.0% to 4.5% from 3.5% primarily due to the stores acquired in the fourth quarter of fiscal year 1998, stores acquired in the second quarter of fiscal 1999 and the four new internal stores opened in the first and second quarters of fiscal 1999. Occupancy expense increased $80,932, or 10.5% to $855,228 from $774,296 and as a percentage of total revenues remained even at 6.2%. Other operating expenses increased $335,955, or 9.2% to $3,968,434 from $3,632,479 and as a percentage of total revenue decreased .2% to 28.8% from 29.0%. The increase is primarily attributable to the acquired and new stores. Interest expense decreased $34,878, or 8.6% to $372,542 from $407,420 and as a percentage of total store revenue decreased .5% to 2.7% from 3.2% primarily due to decreased borrowings under the Revolving Credit Loan Agreement.

         For the six months ended January 31, 1999, income from operations before income tax provision increased $61,576 or 16.9% to $426,049 from $364,463 and as a percentage of total revenues increased .2% to 3.1% from 2.9%. This increase was primarily due to increased same store revenues offset by operating losses of $125,239 from the four new internal store openings during the first and second quarters of fiscal year 1999. The new stores operated at a lower average revenue per store and, therefore, had higher salaries and wages and advertising expenses as a percentage of revenues.

Financial Condition, Liquidity and Capital Resources

         For the six months ended January 31, 1999 the Company's net cash flows from operating activities was $5,034,836 as compared to $4,233,767 for the six months ended January 31, 1998. The increase was primarily due to increased cash flow from two stores acquired in the fourth quarter of fiscal year 1998, and increased cash flow from four new internal store openings during the first and second quarters of fiscal 1999.

         For the six months ended January 31, 1999 the Company's net cash flows used in investing activities was $6,267,416 as compared to $5,609,864 for the six months ended January 31, 1998. The Company's investing activities reflects a $523,986 outflow, net of cash acquired, for the two store acquisition during the second quarter, a $656,061 increase in additions to property and equipment primarily for the four new internal store openings during the first and second quarters of fiscal year 1999 and a $512,381 decrease in the purchase of rental units and equipment.

         For the six months ended January 31, 1999 the Company's net cash flows provided by financing activities was $1,429,018 as compared to $1,603,489 for the six months ended January 31, 1998. The decrease in financing activities principally reflects decreased borrowings on the Company's debt.

         With the Company having available credit of approximately $1,900,000 under the $8,500,000 Revolving Credit Loan Agreement, management believes the Company has adequate resources to meet its future cash obligations.

         On January 11, 1999, the Company signed an asset purchase agreement with King Rentals, Inc. to acquire all the assets of two store locations in Alabama. The Company paid $525,000 in cash for all the assets involved in the daily operations of the stores including all idle rental inventory and all rental

                                    13 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, con't.

inventory. Additionally, the Company obtained the seller's former store locations by assuming the lease agreements. The Company funded the purchase through borrowings under the Revolving Credit Agreement.

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

         The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable, payroll, fixed assets and treasury. Currently, the Company's general ledger, accounts payable, payroll and fixed assets systems are year 2000 compliant. The Company is coordinating with banks with which it does business to ensure the compliance of the electronic transfer software used by each bank as well as the compliance of each bank's internal systems. Additionally, the Company has upgraded all software for individual workstations and laptops to be year 2000 compliant.

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

         As part of the year 2000 readiness process significant service providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are underway in the attempt to reasonably ascertain their stage of year 2000 readiness. The failure to correct a material year 2000 problem could result in the interruption in, or a failure of, certain normal business activities and operations, liquidity and financial condition. The Company does not expect the year 2000 problem to have a material impact on the Company; however, due to general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers, year 2000 failures may have a material impact on the Company. The Company has incurred approximately $5,000 of compliance costs to date and the total cost of compliance and its effect on the Company's future results of operations is not expected to be material. Based on the Company's current state of year 2000 readiness, no contingency plan is deemed necessary at this time.

                                    14 of 15

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a) Exhibits required by Item 601 of Regulation S-K

             27       Financial Data Schedule
                             Filed electronically only, not attached to printed reports

         (b) Report on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended January 31, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.



March 17, 1999
                                  /s/ Beth A. Durrett
                                  -------------------------------
                                  Beth A. Durrett
                                  Chief Financial Officer
                                  (Principal Financial Officer and duly
                                  authorized to sign on behalf of the
                                  Registrant)

                                    15 0f 15

                               INDEX TO EXHIBITS

Exhibit
Number              Description
------              -----------

  27                Financial Data Schedule