Form 10-Q
period 1999-04-30
BESTWAY INC
filed 1999-06-14
CIK 4344

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1999

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 1999, was 1,745,717.


                                    1 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                             FOR THE QUARTER ENDED
                                 April 30, 1999


PART I - FINANCIAL INFORMATION                                        PAGE NOS.
                                                                      ---------

     ITEM 1.  Consolidated Unaudited Financial Statements                3-8

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9-15


PART II - OTHER INFORMATION


     ITEM 6.  Exhibits and Reports on Form 8-K, Signatures                16




                                    2 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                              April 30, 1999    July 31, 1998
                                                                              --------------    -------------
                                  ASSETS

Cash                                                                           $    442,256     $    501,119
Prepaid expenses                                                                    209,033          182,118
Deferred income taxes                                                               965,658        1,269,065
Other assets                                                                        139,891           46,773

Rental merchandise, at cost                                                      20,039,541       17,723,833
     less accumulated depreciation                                                7,048,679        6,315,080
                                                                               ------------     ------------
                                                                                 12,990,862       11,408,753
                                                                               ------------     ------------

Property and equipment, at cost                                                   6,742,759        5,366,471
     less accumulated depreciation                                                3,264,603        2,816,429
                                                                               ------------     ------------
                                                                                  3,478,156        2,550,042
                                                                               ------------     ------------

Non-competes, net of amortization                                                   287,693          393,056
Goodwill, net of amortization                                                     2,425,692        2,323,024
                                                                               ------------     ------------

             Total assets                                                      $ 20,939,241     $ 18,673,950
                                                                               ============     ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                               $  1,390,219     $    865,162
Accrued interest - related parties                                                   20,000           15,500
Income taxes payable                                                                 45,291          184,419
Other accrued liabilities                                                         1,028,958          982,464
 Notes payable - related parties                                                  3,000,000        3,000,000
Notes payable - other                                                             6,646,864        5,230,043
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $10.00 par value, 1,000,000
         authorized, none issued                                                         --               --
     Common stock, $.01 par value, 5,000,000 authorized, 1,756,917 and
         1,751,592 issued at April 30, 1999
         and July 31, 1998, respectively                                             17,569           17,516
     Paid-in capital                                                             16,124,578       16,098,006
     Less treasury stock, at cost, 11,200 at April 30, 1999                         (66,241)              --
     Accumulated deficit                                                         (7,267,997)      (7,719,160)
                                                                               ------------     ------------
                 Total stockholders' equity                                       8,807,909        8,396,362
                                                                               ------------     ------------
                 Total liabilities and stockholders' equity                    $ 20,939,241     $ 18,673,950
                                                                               ============     ============

    The accompanying notes are an integral part of the financial statements.


                                    3 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                             Three Months Ended                  Nine Months Ended
                                                        -----------------------------     -----------------------------
                                                                  April 30,                         April 30,
                                                            1999             1998             1999             1998
                                                        ------------     ------------     ------------     ------------
Revenues:
    Rental income                                       $  7,582,359     $  6,334,448     $ 21,222,966     $ 18,764,194
    Sales of merchandise                                     112,012           95,654          231,674          212,689
                                                        ------------     ------------     ------------     ------------
                                                           7,694,371        6,430,102       21,454,640       18,976,883
                                                        ------------     ------------     ------------     ------------

Cost and Operating Expenses:
    Depreciation and amortization:
        Rental merchandise                                 1,631,210        1,397,652        4,607,019        4,119,156
        Other                                                347,362          381,825        1,024,054        1,163,401
    Cost of merchandise sold                                 103,421           95,639          218,939          199,572
    Salaries and wages                                     2,081,809        1,642,276        5,833,057        4,928,111
    Advertising                                              375,530          195,295          989,785          639,159
    Occupancy                                                479,293          390,414        1,334,521        1,164,710
    Other operating expenses                               2,114,445        1,854,832        6,082,879        5,487,311
    Interest expense                                         203,841          194,916          576,383          602,336
    Gain on sale of assets                                   (31,393)              --          (31,393)              --
    (Gain) loss on sale of property and equipment               (136)         (13,871)           4,358           17,530
                                                        ------------     ------------     ------------     ------------
                                                           7,305,382        6,138,978       20,639,602       18,321,286
                                                        ------------     ------------     ------------     ------------
Income from operations before income tax
    provision:                                               388,989          291,124          815,038          655,597
                                                        ------------     ------------     ------------     ------------
    Current income tax expense                                27,959           22,594           60,468           50,238
    Deferred income tax expense                              144,791          110,199          303,407          250,400
                                                        ------------     ------------     ------------     ------------
Net income                                              $    216,239     $    158,331     $    451,163     $    354,959
                                                        ============     ============     ============     ============
Basic and diluted net income per share                  $        .12     $        .09     $        .26     $        .20
                                                        ============     ============     ============     ============
 Weighted average common shares outstanding                1,744,700        1,750,342        1,748,195        1,750,092
                                                        ============     ============     ============     ============
Diluted weighted average common shares
    outstanding                                            1,843,630        1,797,245        1,799,505        1,798,176
                                                        ============     ============     ============     ============


    The accompanying notes are an integral part of the financial statements.

                                    4 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (Unaudited)
                                                                                     Nine Months Ended
                                                                              -------------------------------
                                                                              April 30, 1999   April 30, 1998
                                                                              --------------   --------------
Cash flows from operating activities:
          Net income                                                           $    451,163     $    354,959
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                           5,631,073        5,282,557
          Net book value of rental units retired                                  1,771,337        1,112,269
          Loss on sale of property and equipment                                      4,358           17,530
          Deferred income taxes                                                     303,407          250,400
          Gain on sale of assets                                                    (31,393)              --
          Changes in operating assets and liabilities other than cash:
                  Prepaid expenses                                                  (26,915)         (15,765)
                  Other assets                                                      (93,118)         (12,335)
                  Accounts payable                                                 (343,102)         (34,228)
                  Income taxes payable                                             (139,128)          31,432
                  Accrued interest payable                                            4,500          (42,263)
                  Other accrued liabilities                                          46,494           74,378
                                                                               ------------     ------------

                      Total adjustments                                            (551,269)           1,219
                                                                               ------------     ------------

Net cash flows from operating activities                                          7,578,676        7,018,934
                                                                               ------------     ------------

Cash flows from investing activities:
      Purchase of rental units and equipment                                     (6,909,929)      (6,667,815)
      Additions to property and equipment                                        (1,715,955)        (658,019)
      Proceeds from sale of property and equipment                                   45,036          158,690
      Asset purchase net of cash acquired                                          (523,896)              --
      Proceeds from sale of assets                                                   90,000               --
                                                                               ------------     ------------

Net cash flows used in investing activities                                      (9,014,744)      (7,167,144)
                                                                               ------------     ------------

Cash flows from financing activities:
      Proceeds from notes payable                                                 2,425,000        2,821,932
      Repayment of notes payable                                                 (1,008,179)      (2,423,220)
      Treasury stock purchase                                                       (66,241)              --
      Stock issuance                                                                 26,625            5,625
                                                                               ------------     ------------

Net cash flows provided by financing activities                                   1,377,205          404,337
                                                                               ------------     ------------

Cash at August 1, 1998 and 1997, respectively                                       501,119          354,738
                                                                               ------------     ------------

Cash at the end of the quarter                                                 $    442,256     $    610,865
                                                                               ============     ============

    The accompanying notes are an integral part of the financial statements.



                                    5 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the nine months ended April 30, 1999


                                                                        (Unaudited)
                                 ----------------------------------------------------------------------------------------------
                                        Common Stock               Paid-In              Treasury Stock             Accumulated
                                 ----------------------------                    -----------------------------
                                    Shares          Amount         Capital          Shares           Amount          Deficit
                                 ------------    ------------    ------------    ------------     ------------     ------------

Balance at July 31, 1998            1,751,592    $     17,516    $ 16,098,006              --     $         --     $ (7,719,160)

Stock options exercised                  5325              53          26,572              --               --               --

Treasury stock purchases                   --              --              --         (11,200)         (66,241)              --

Net income for the nine months
    ended April 30, 1999                   --              --              --              --               --          451,163
                                 ------------    ------------    ------------    ------------     ------------     ------------

Balance at  April 30, 1999          1,756,917    $     17,569    $ 16,124,578         (11,200)    $    (66,241)    $ (7,267,997)
                                 ============    ============    ============    ============     ============     ============



    The accompanying notes are an integral part of the financial statements.



                                    6 of 16

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

2.   Income Per Share

     Basic and diluted income per share is calculated based on the weighted average common shares outstanding during the period. Stock options are not included in the calculation of diluted income per share if their effect would be antidultive.

3.   Acquisitions and Dispositions

     On January 11, 1999, the Company signed an asset purchase agreement with King Rental, Inc. to acquire all the assets of two store locations in Alabama. The Company paid $525,000 in cash for all the assets involved in the daily operations of the stories including all idle rental inventory and all rental inventory. Additionally, the Company obtained the seller's former store locations by assuming the lease agreements. The Company funded the purchase through borrowings under the Revolving Credit Loan Agreement.

     The acquisition has been accounted for under the purchase method and, accordingly, the operating results from the acquired stores are included in the accompanying consolidated statements of income from the date of acquisition. The acquisition resulted in $284,040 of goodwill which is being amortized on a straight-line basis over 15 years.

     On February 1, 1999, the Company entered into an asset purchase agreement with Griffin Acceptance Corporation to sell all the assets of one store location in Mississippi. The Company received $90,000 in cash for all the assets involved in the daily operations of the stores including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a gain of $31,393 on the sale.

4.   Common Stock

     During the nine months ending April 30, 1999, the Company repurchased 11,200 shares of its common stock in the open market at a cost of $66,241 (2,500 shares repurchased for $15,938, 4,900 shares repurchased for $24,653 and 3,800 shares repurchased for $25,650).


                                    7 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------

5.   Subsequent Event

     On May 14, 1999, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of two store locations in Tennessee. The Company received $196,996 in cash for all the assets involved in the daily operations of the stores including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

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


                                    8 of 16

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


                                    9 of 16

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

     Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Income, expressed as a percentage of revenues:


                                                               Three Months Ended                Nine Months Ended
                                                        ------------------------------      ------------------------------
                                                                    April 30,                         April 30,
                                                            1999              1998              1999              1998
                                                        ------------      ------------      ------------      ------------
Revenues:
    Rental income                                       $       98.5%             98.5%             98.9%             98.9%
    Sales of merchandise                                         1.5               1.5               1.1               1.1
                                                        ------------      ------------      ------------      ------------

            Total revenues                                     100.0             100.0             100.0             100.0
                                                        ------------      ------------      ------------      ------------

Cost and Operating Expenses:
    Depreciation and amortization:
        Rental merchandise                                      21.2              21.7              21.5              21.7
        Other                                                    4.5               5.9               4.8               6.1
    Cost of merchandise sold                                     1.3               1.5               1.0               1.1
    Salaries and wages                                          27.1              25.5              27.2              26.0
    Advertising                                                  4.9               3.0               4.6               3.4
    Occupancy                                                    6.2               6.1               6.2               6.1
    Other operating expenses                                    27.5              28.9              28.3              28.9
    Interest expense                                             2.6               3.0               2.7               3.2
    Gain on sale of assets                                      (0.4)               --              (0.1)               --
    (Gain) loss on sale of property and equipment                 --              (0.1)               --               0.1
                                                        ------------      ------------      ------------      ------------

            Total cost and operating expenses                   94.9              95.5              96.2              96.6
                                                        ------------      ------------      ------------      ------------

Income from operations before income tax provision               5.1               4.5               3.8               3.4
                                                        ------------      ------------      ------------      ------------

    Current income tax expense                                   0.4               0.3               0.3               0.2
    Deferred income tax expense                                  1.9               1.7               1.4               1.3
                                                        ------------      ------------      ------------      ------------

Net income                                                       2.8%              2.5%              2.1%              1.9%
                                                        ============      ============      ============      ============



                                    10 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

Comparison of Three Months Ended April 30, 1999 and 1998

     For the three months ended April 30, 1999 compared to the three months ended April 30, 1998, total revenue increased $1,264,269 or 19.7% to $7,694,371 from $6,430,102. The increase in total revenue was primarily attributable to the inclusion of two stores purchased in the fourth quarter of fiscal year 1998, inclusion of two stores purchased in the second quarter of fiscal year 1999, inclusion of one new store opening in the first quarter of fiscal year 1999, inclusion of three new store openings in the second quarter of fiscal year 1999, inclusion of three new store openings in the third quarter of fiscal year 1999, and improved same store revenues. Revenue from same stores increased $827,393, or 13.6% and accounted for 65.4% of the increase in total revenues. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the two stores purchased in the fourth quarter of fiscal year 1998 accounted for $137,948, or 10.9% of the increase. Revenue from the two stores purchased in the second quarter of fiscal year 1999 accounted for $296,075, or 23.4% of the increase. Revenue from the one new store opening in the first quarter of fiscal year 1999 accounted for $111,572, or 8.8% of the increase. Revenue from the three new store openings in the second quarter of fiscal year 1999 accounted for $191,465, or 15.1% of the increase. Revenue from the three new store openings in the third quarter of fiscal year 1999 accounted for $52,147, or 4.1% of the increase. Revenue decreased $12,450, or 1.0% and $339,881, or 26.9% due to closing one store location in fiscal year 1998 and four store locations in fiscal year 1999, respectively.

     For the three months ended April 30, 1999 compared to the three months ended April 30, 1998, total cost and operating expenses increased $1,166,404, or 19.0% to $7,305,382 from $6,138,978 and decreased .6% as a percentage of total revenues to 94.9% from 95.5%.

     Depreciation of rental merchandise increased $233,558, or 16.7% to $1,631,210 from $1,397,652 due to an increase in items on rent. Depreciation of rental merchandise expressed as a percent of total store rental and fee revenue decreased .5% to 21.2% from 21.7% primarily due to higher rental rates on rental merchandise. Other depreciation and amortization decreased $34,463, or 9.0% to $347,362 from $381,825 and as a percentage of total store revenue decreased 1.4% to 4.5% from 5.9%. The decrease was primarily due to the full amortization of certain non-competes at the end of fiscal year 1998.

     Salaries and wages increased $439,533, or 26.8% to $2,081,809 from $1,642,276. Salaries and wages expressed as a percent of total store revenue increased 1.6% to 27.1% from 25.5%. Salaries and wages increased $89,577, or 20.4% of the total increase due to additional personnel for the stores acquired in the fourth quarter of fiscal 1998 and for the stores acquired in the second quarter of fiscal 1999. Additional personnel for the seven new internal stores opened in the first, second and third quarters of fiscal 1999 increased salaries and wages by $126,463, or 28.8% of the total increase. Salaries and wages increased $179,751, or 40.9% of the total increase due to additional personnel at the Company's same stores necessitated by the increase in the number of items on rent. Advertising expense increased $180,235, or 92.3% to $375,530 from $195,295. Advertising expense expressed as a percent of total store revenue increased 1.9% to 4.9% from 3.0% primarily due to the stores acquired in the fourth quarter of fiscal year 1998, stores acquired in the second quarter of fiscal year 1999 and the seven new internal stores opened in the first, second and third quarters of fiscal year 1999. Occupancy expense increased $88,879 or 22.8% to $479,293 from $390,414 and as a percentage of total revenues increased .1% to 6.2% from 6.1%. Other operating expenses increased $259,613, or 14.0% to $2,114,445 from $1,854,832 and as a percentage of total revenues decreased 1.4% to 27.5% from 28.9%. The increase is primarily attributable to the acquired and new stores offset by decreases in expenses relating to the write-off of rental merchandise and insurance premiums.


                                   11 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

     For the three months ended April 30, 1999, income from operations before income tax provision increased $97,865, or 33.6% to $388,989 from $291,124 and as a percentage of total revenues increased .6% to 5.1% from 4.5%. The increase was primarily due to increased same store revenues offset by operating losses of $61,108 from the seven new internal store openings during the first, second and third quarters of fiscal year 1999. The new stores operated at a lower average revenue per store and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of revenues.

Comparison of Nine Months Ended April 30, 1999 and 1998

     For the nine months ended April 30, 1999 compared to the nine months ended April 30, 1998, total revenue increased $2,477,757, or 13.1% to $21,454,640 from $18,976,883. The increase in total revenue was primarily attributable to the inclusion of two stores purchased in the fourth quarter of fiscal year 1998, inclusion of two stores purchased in the second quarter of fiscal year 1999, inclusion of one new store opening in the first quarter of fiscal year 1999, inclusion of three new store openings in the second quarter of fiscal year 1999, inclusion of three new store openings in the third quarter of fiscal year 1999 and improved same store revenues. Revenue from same stores improved $1,693,123, or 9.5% and accounted for 68.3% of the increase. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the two stores purchased in the fourth quarter of fiscal 1998 accounted for $389,426, or 15.7% of the increase. Revenue from the two stores purchased in the second quarter of fiscal 1999 accounted for $341,009, or 13.8% of the increase. Revenue from the one new store opening in the first quarter of fiscal 1999 accounted for $228,494, or 9.2% of the increase. Revenue from the three new store openings in the second quarter of fiscal 1999 accounted for $270,320, or 10.9% of the increase. Revenue from the three new store openings in the third quarter of fiscal 1999 accounted for $52,147, or 2.1% of the increase. Revenue decreased $92,556, or 3.7% and $404,200, or 16.3% due to closing one store location in fiscal year 1998 and four store locations in fiscal year 1999, respectively.

     For the nine months ended April 30, 1999 compared to April 30, 1998, total cost and operating expense increased $2,318,319, or 12.6% to $20,639,602 from $18,321,286 and decreased .4% as a percentage of total revenues to 96.2% from 96.6%. The increase was primarily the result of salaries and wages and advertising expenses associated with the stores acquired and opened in the fourth quarter of fiscal year 1998 and the first nine months of fiscal year 1999.

     Depreciation of rental merchandise increased $487,863, or 11.8% to $4,607,019 from $4,119,156. Depreciation of rental merchandise expressed as a percent of total store revenue decreased .2% to 21.5% from 21.7%. Other depreciation and amortization decreased $139,347, or 12.0% to $1,024,054 from $1,163,401 and as a percentage of total store revenue decreased 1.3% to 4.8% from 6.1%. The decrease was primarily due to the full amortization of certain non-competes at the end of fiscal year 1998.

     Salaries and wages increased $904,946, or 18.4% to $5,833,057 from $4,928,111. Salaries and wages expressed as a percent of total store revenue increased 1.2% to 27.2% from 26.0%. Salaries and wages increased by $168,080, or 18.6% of the total increase due to additional personnel for the stores acquired in the fourth quarter of fiscal 1998 and for the stores acquired in the second quarter of fiscal 1999. Additional personnel for the seven new internal stores opened in the first, second and third quarters of fiscal 1999 increased salaries and wages by $231,384, or 25.6% of the total increase. Salaries


                                   12 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

and wages increased $359,593, or 39.7% of the total increase due to additional personnel at the Company's same stores necessitated by the increase in the number of items on rent. Advertising expense increased $350,626, or 54.9% to $989,785 from $639,159. Advertising expense expressed as a percent of total store revenue increased 1.2% to 4.6% from 3.4% primarily due to the stores acquired in the fourth quarter of fiscal year 1998, stores acquired in the second quarter of fiscal year 1999 and the seven new internal stores opened in the first, second and third quarters of fiscal year 1999. Occupancy expense increased $169,811 or 14.6% to $1,334,521 from $1,164,710 and as a percentage of total revenues increased .1% to 6.2% from 6.1%. Other operating expenses increased $595,568, or 10.8% to $6,082,879 from $5,487,311 and as a percentage of total revenues decreased .6% to 28.3% from 28.9%. The increase is primarily attributable to the acquired and new stores offset by decreases in expenses relating to the write-off of rental merchandise and insurance premiums.

     For the nine months ended April 30, 1999, income from operations before income tax provision increased $159,441, or 24.3% to $815,038 from $655,597 and as a percentage of total revenues increased .4% to 3.8% from 3.4%. The increase was primarily due to increased same store revenues offset by operating losses of $186,347 from the seven new internal store openings during the first, second and third quarters of fiscal year 1999. The new stores operated at a lower average revenue per store and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of revenues.

Financial Condition, Liquidity and Capital Resources

     For the nine months ended April 30, 1999 the Company's net cash flows from operating activities was $7,578,676 as compared to $7,018,934 for the nine months ended April 30, 1998. The increase was primarily due to increased cash flow from two stores acquired in the fourth quarter of fiscal year 1998, and increased cash flow from seven new internal store openings during the first, second and third quarters of fiscal 1999.

     For the nine months ended April 30, 1999 the Company's net cash flows used in investing activities was $9,014,744 as compared to $7,167,144 for the nine months ended April 30, 1998. The Company's investing activities reflects a $523,896 outflow, net of cash acquired, for the two store acquisition during the second quarter, a $1,057,936 increase in additions to property and equipment primarily for the seven new internal store openings during the first, second and third quarters of fiscal year 1999, a $242,114 increase in the purchase of rental units and equipment and a $90,000 inflow for the sale of one store location in the third quarter of fiscal year 1999.

     For the nine months ended April 30, 1999, the Company's net cash flows provided by financing activities was $1,377,205 as compared to $404,337 for the nine months ended April 30, 1999. The increase in financing activities principally reflects increased borrowings on the Company's debt.

     With the Company having available credit of approximately $1,963,000 under the $8,500,000 Revolving Credit Loan Agreement, management believes the Company has adequate resources to meet its future cash obligations.

     On January 11, 1999, the Company signed an asset purchase agreement with King Rentals, Inc. to acquire all the assets of two store locations in Alabama. The Company paid $525,000 in cash for all the assets involved in the daily operations of the stores including all idle rental inventory and all rental



                                    13 of 16

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

     On February 1, 1999, the Company entered into an asset purchase agreement with Griffin Acceptance Corporation to sell all the assets of one store location in Mississippi. The Company received $90,000 in cash for all the assets involved in the daily operations of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's store locations.

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

     As part of the year 2000 readiness process significant services providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are underway in the attempt to reasonably ascertain their stage of year 2000 readiness. The failure to correct a material year 2000 problem could result in the interruption in, or a failure of, certain normal business activities and operations, liquidity and financial condition. The Company does not expect the year 2000 problem to have a material impact on the Company; however, due to general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the


                                   14 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, con't.

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




                                    15 of 16

BESTWAY, INC.                                                         FORM 10-Q
-------------------------------------------------------------------------------

                           PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a)  Exhibits required by Item 601 of Regulation S-K

              27  Financial Data Schedule
                     Filed electronically only, not attached to printed reports

         (b)  Report on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended April 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BESTWAY, INC.



June 14, 1999

                                    /s/ Beth A. Durrett
                                    -------------------------------------------
                                    Beth A. Durrett
                                    Chief Financial Officer
                                    (Principal Financial Officer and duly
                                    authorized to sign on behalf of the
                                    Registrant)



                                    16 of 16

                               INDEX TO EXHIBITS

Exhibit
Number           Description
------           -----------
  27             Financial Data Schedule