Form 10-K
period 1999-07-31
BESTWAY INC
filed 1999-10-28
CIK 4344

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-K

                              -------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________TO ______________

                          Commission file number 0-8568

                              -------------------

                                  BESTWAY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        81-0332743
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                        7800 STEMMONS FREEWAY, SUITE 320
                               DALLAS, TEXAS 75247
          (Address of principal executive offices, including zip code)

                              -------------------

       Registrant's telephone number, including area code: (214) 630-6655

                              -------------------

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:


                                (TITLE OF CLASS)
                          Common Stock, $.01 par value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The aggregate market value of voting common stock held by non-affiliates of the registrant as of October 27, 1999 was approximately $4,347,291.00.

       The number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1999 was 1,756,917.

       Registrants Proxy Statement for 1999 is incorporated by reference in Part III, Items 10-13 of this Form 10-K.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                          PAGE(S)
                                                                                                          -------

PART I

     Item 1.    Business                                                                                    3-5
     Item 2.    Properties                                                                                    5
     Item 3.    Legal Proceedings                                                                             5
     Item 4.    Submission of Matters to a Vote of Security Holders                                           5


PART II

     Item 5.    Market for Registrant's Common Stock and Related
                  Security Holder Matters                                                                     6
     Item 6.    Selected Financial Data                                                                       6
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                      7-12
     Item 8.    Financial Statements and Supplementary Data                                                  13
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                        13


PART III

     Item 10.   Directors and Executive Officers of the Registrant                                           13
     Item 11.   Executive Compensation                                                                       13
     Item 12.   Security Ownership of Certain Beneficial Owners and Management                               13
     Item 13.   Certain Relationships and Related Transactions                                               13


PART IV

     Item 14.   Exhibits and Reports on Form 8-K                                                          13-14


SIGNATURES                                                                                                   15


INDEX           Consolidated Financial Statements                                                           F-1

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

       GENERAL

       Bestway, Inc. and its consolidated subsidiaries ("Bestway" or the "Company") has been engaged in the rental-purchase industry since 1987. The Company owns and operates a total of seventy stores located in the states of Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The stores' operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas.

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


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

       PERSONNEL

       At July 31, 1999 the Company employed approximately 328 full-time employees, of which 16 are located at the corporate office in Dallas, Texas. The Company has various incentive programs for all personnel. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

       COMPANY STORES

       The number of stores operated by the Company has increased from 65 as of July 31, 1998 to 70 as of July 31, 1999. The following table shows the number of stores opened, acquired and closed during the year.



                                                     NUMBER OF
                                                       STORES
                                                     ----------

Open at July 31, 1998                                        65
Opened                                                       11
Acquired                                                      2
Closed                                                        5
Sold                                                          3
                                                     ----------

Open at July 31, 1999                                        70
                                                     ==========

       REGULATION

       Federal Regulation - Although certain proposed federal regulations are under consideration, no federal legislation has been enacted regulating rental-purchase transactions. As of July 31, 1998, four bills have been introduced in Congress that would regulate the rental-purchase industry. Two of the bills are supported by the Association of Progressive Rental Organization ("APRO") and mandate certain disclosures to customers similar to those required by most state legislation. The Company does not believe that these laws, if enacted, will have a material adverse effect upon the Company's operations.

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


the new laws and remain profitable by repositioning itself as a rent-to-rent business. However, there can be no assurance that the proposed legislation, if enacted, would not have a material adverse effect on the business of the Company.

       State Regulation - With some variations in individual states, most state legislation requires the lessor to make prescribed disclosures to a customer about the rental-purchase agreement and transaction. These laws require certain contractual and advertising disclosures concerning the rental-purchase agreement and the nature of the transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments and contract reinstatement rights in the event the agreement is terminated for nonpayment of rentals and, in some instances, limits certain fees that may be charged. Some states require written disclosure of all material aspects of the transaction, including the cash price of the merchandise, the purchase option prices during the term of the agreement and the total amount of rentals that must be paid in order to acquire ownership of the merchandise and prohibit confession-of-judgment clauses.

ITEM 2. PROPERTIES

       All store locations, with the exception of one, and the home office facility in Dallas, Texas are leased. Store facilities typically are showroom locations of approximately 4,100 square feet in retail centers on heavy traffic thoroughfares near customers' residences or work places. Almost all available rental merchandise is kept in the showroom area which comprises the majority of the available square footage. Store location is considered critical to the success of the store.

       The Company's store locations by state at July 31, 1999, are as follows:





                                                      NUMBER OF
    STATE                                              STORES
--------------                                       ----------

Alabama                                                      19
Arkansas                                                      1
Georgia                                                       2
Mississippi                                                  15
North Carolina                                               12
South Carolina                                                6
Tennessee                                                    15
                                                     ----------

Open at July 31, 1999                                        70
                                                     ==========


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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The Company's Common Stock is publicly traded on the Nasdaq Small-Cap Market under the symbol "BSTW".

       The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the Nasdaq Small-Cap Market.



                                          Year ended July 31, 1999                 Year ended July 31, 1998
                                    --------------------------------------  ---------------------------------------
                                          High                 Low                High                 Low
                                    ------------------  ------------------  ------------------  -------------------


        First Quarter               $     6 - 1/2       $     6 - 1/4       $     9             $      6 - 1/2
        Second Quarter              $     9 - 1/4       $     5             $    10 - 1/4       $      7
        Third Quarter               $    11 - 1/2       $     6             $     8 - 15/16     $      6
        Fourth Quarter              $     9 - 1/2       $     6             $     8 - 1/2       $      6 - 1/8

       At July 31, 1999, there were 440 stockholders of record of the Company's Common Stock.

       The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for operations. The Company is a party to a loan agreement which prohibits the payment of cash dividends on Common Stock.

ITEM 6. SELECTED FINANCIAL DATA


                                                                    FISCAL YEAR ENDED JULY 31,
                                           ----------------------------------------------------------------------------------
                                                 1999             1998             1997             1996             1995
                                           --------------   --------------   --------------   --------------   --------------

Revenues from continuing
  operations                               $   29,365,753   $   25,875,934   $   24,662,812   $   18,923,852   $   16,423,262
Income from continuing
  operations before income tax                  1,107,509        1,381,813          320,004          902,903        1,072,112
Current income tax expense                         94,713          155,064           34,322           49,099          101,047
Deferred income tax
  expense (benefit)                               397,912          433,012          119,622          321,574       (2,013,784)
Loss from discontinued
  operations, net of taxes                             --               --               --          394,568               --
Net income                                        614,884          793,737          166,060          137,662        2,984,849
Basic and diluted net income
  per share                                          0.35             0.45             0.10             0.09             1.99
Cash flows provided by
  operations                                   11,320,309        9,478,714        9,895,993        7,365,631        6,542,227
Total assets                                   21,218,412       18,673,950       18,373,967       18,925,440       13,709,895
Notes payable                                   9,244,012        8,230,043        8,171,945        9,048,928        6,070,302
Stockholder's equity                            8,971,630        8,396,362        7,594,500        7,417,190        6,041,293

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

       The Company currently operates 70 rental-purchase stores located in seven states. The number of stores operated by the Company has increased from 35 as of July 31, 1995 to 70 as of July 31, 1999. During the year ended July 31, 1999, the Company opened eleven new store locations, acquired two stores, closed five stores, and sold three stores.

       The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of revenues.


                                                        YEAR ENDED JULY 31,
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ----------

Revenues:
   Rental income                                           99.0%          99.0%
   Sales of merchandise                                     1.0            1.0
                                                     ----------     ----------
       Total revenues                                     100.0          100.0

Cost and operating expenses:
   Depreciation and amortization:
     Rental merchandise                                    21.5           21.8
     Other                                                  4.7            5.9
   Cost of merchandise sold                                 1.0            1.0
   Salaries and wages                                      27.5           25.6
   Advertising                                              4.4            3.3
   Occupancy                                                6.5            6.1
   Other operating expenses                                28.1           27.8
   Interest expense                                         2.7            3.1
   Loss on sale of property and equipment                    --            0.1
   Gain on sale of assets                                  (0.2)            --
                                                     ----------     ----------

       Total cost and operating expenses                   96.2           94.7
                                                     ----------     ----------

Income before income tax provision                          3.8            5.3
                                                     ----------     ----------

   Current income tax expense                               0.3            0.6
   Deferred income tax expense                              1.4            1.7
                                                     ----------     ----------

       Net income                                           2.1%           3.0%
                                                     ==========     ==========

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


       RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 1999 COMPARED TO 1998

       For the fiscal year ended July 31, 1999 compared to the fiscal year ended July 31, 1998, total revenue increased $3,489,819 or 13.5% to $29,365,753 from
$25,875,934. The increase in total revenue was primarily attributable to the inclusion of two stores purchased in the fourth quarter of fiscal year 1998, inclusion of two stores purchased in the second quarter of fiscal year 1999, inclusion of eleven new store openings in fiscal year 1999 and improved same store revenues. Revenue from same stores improved $2,087,604, or 8.9% and accounted for 59.8% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire year ending July 31, 1999 and 1998. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the two stores purchased in the fourth quarter of fiscal 1998 accounted for $450,811, or 12.9% of the increase. Revenue from the two stores purchased in the second quarter of fiscal year 1999 accounted for $621,774, or 17.8% of the increase. Revenue from the eleven new store openings in fiscal year 1999 accounted for $1,178,701, or 33.8% of the increase. Revenue decreased $849,071, or 24.3% due to closing and merging one store location in fiscal year 1998, closing and merging five store locations in fiscal year 1999 and selling three stores in fiscal year 1999, respectively.

       The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1999, approximately 18% of the Company's rental revenue was derived from appliances, 26% from home furniture, 28% from electronics, 9% from various other products including jewelry and 19% from various services and charges to rental customers including reinstatement fees, club program and liability waiver fees.

       Total costs and operating expenses increased $3,764,123, or 15.4% to $28,258,244 from $24,494,121 and increased 1.5% as a percentage of total revenues to 96.2% from 94.7%. The increase was primarily the result of expenses associated with the two stores acquired and eleven stores opened in fiscal year 1999.

       Depreciation of rental merchandise increased $669,829, or 11.9% to $6,313,128 from $5,643,299. Depreciation of rental merchandise expressed as a percent of total store revenue decreased .3% to 21.5% from 21.8%. Other depreciation and amortization decreased $153,039, or 10.1% to $1,366,752 from $1,519,791 and as a percentage of total store revenue decreased 1.2% to 4.7% from 5.9%. The decrease was primarily due to the full amortization of certain noncompetes at the end of fiscal year 1998.

       Salaries and wages increased $1,460,747, or 22.1% to $8,079,443 from $6,618,696. Salaries and wages expressed as a percent of total store revenue increased 1.9% to 27.5% from 25.6%. Salaries and wages increased by $231,241, or 15.8% of the total increase due to additional personnel for the stores acquired in the fourth quarter of fiscal year 1998 and for the stores acquired in the second quarter of fiscal year 1999. Additional personnel for the eleven new internal stores opened in fiscal year 1999 increased salaries and wages by $477,124, or 32.7% of the total increase. Salaries and wages increased $440,476, or 30.2% of the total increase due to additional personnel at the Company's same stores necessitated by the increase in the number of items on rent. Advertising expense increased $437,778, or 50.5% to $1,305,293 from $867,515. Advertising expense expressed as a percent of total store revenue increased 1.1% to 4.4% from 3.3% primarily due to the stores acquired in the fourth quarter of 1998, stores acquired in the second quarter of 1999 and the eleven new internal stores opened in fiscal year 1999. Occupancy expense increased $327,338 or 20.9% to $1,896,208 from $1,568,870 and as a percentage of total revenues increased .4% to 6.5% from 6.1% primarily due to stores acquired and

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


opened in fiscal year 1999. Other operating expenses increased $1,081,615, or 15.1% to $8,263,178 from $7,181,563 and as a percentage of total revenues increased .3% to 28.1% from 27.8%. The increase was primarily attributable to the acquired and new stores offset by decreases in expenses relating to the write-off of rental merchandise and insurance premiums.

       For the fiscal year ended July 31, 1999 compared to the fiscal year ended July 31, 1998, income from operations before income tax provision decreased $274,304, or 19.9% to $1,107,509 from $1,381,813 and as a percentage of total revenues decreased 1.5% to 3.8% from 5.3%. The decrease was primarily due to operating losses of $307,963 from the eleven new internal store openings during fiscal 1999. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of revenues.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the fiscal year ended July 31, 1999, the Company's net cash flows from operating activities was $11,320,309 as compared to $9,478,714 for the fiscal year ended July 31, 1998. The increase was primarily due to increased cash flow from two stores acquired in 1999 and increased cash flow from eleven new internal store openings during fiscal year 1999.

       For the fiscal year ended July 31, 1999, the Company's net cash flows used in investing activities was $11,983,602 as compared to $9,398,556 for the year ended July 31, 1998. The Company's investing activities reflects a $523,896 outflow, net of cash acquired, for the two store acquisition during the second quarter, a $1,166,295 increase in additions to property and equipment primarily for the eleven new internal store openings during the year, a $1,361,853 increase in the purchase of rental units and equipment and a $289,696 inflow from the sale of three store locations in fiscal year 1999.

       For the fiscal year ended July 31, 1999, the Company's net cash flows provided by financing activities was $974,353 as compared to $66,223 for the year ended July 31, 1998. The increase in financing activities principally reflects increased borrowings on the Company's debt.

       At July 31, 1999, the Company was in violation of the cash flow coverage covenant provision of its Revolving Credit Loan Agreement (the "Agreement"). The Company obtained a waiver of such violation from the lender as of July 31, 1999. The Company is currently involved in discussions with the lender and expects to extend the maturity date of the Agreement and to renegotiate certain financial covenants. Although there can be no assurances, management does not anticipate a future violation of any covenants.

       With the Company having available credit of approximately $2,362,999 under the $8,500,000 Revolving Credit Loan Agreement, management believes the Company has adequate resources to meet its future cash obligations.

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


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

       On March 14, 1999, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of two store locations in Tennessee. The Company received $196,996 in cash for all the assets involved in the daily operations of the stores including all rental inventory being rented by customers. Idle inventory was transferred to the Company's store locations.

       INFLATION

       Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

       YEAR 2000

       The Company is coordinating the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a Year 2000 date conversion with no adverse effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the Year 2000 and beyond. The principal areas of risk identified by the Company are purchased software, computer hardware and systems other than information technology systems.

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

       The Company believes it has identified all computer hardware used in connection with its operations that must be modified, upgraded or replaced. The Company has upgraded all of its critical hardware to be Year 2000 compliant.

       As part of the Year 2000 readiness process significant services providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are underway in the attempt to reasonably ascertain their stage of Year 2000 readiness. The failure to correct a material Year 2000 problem could result in the interruption in, or a failure of, certain normal business activities and operations, liquidity and financial condition. The Company does not expect the Year 2000 problem to have a material impact on the Company; however, due to general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, Year 2000 failures may have a material impact on the Company. The Company has incurred approximately $5,000 of compliance costs to date and the total cost of compliance and its effect on the Company's future results of operations is not expected to be material. The Company has begun to develop contingency plans for its Year 2000 issues. The Company's contingency planning is primarily focused on precautionary measures associated with significant service providers, vendors and suppliers.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


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

       Salaries and wages increased $269,154, or 4.2% to $6,618,696 for 1998 from $6,349,542 for 1997. Salaries and wages expressed as a percent of total store revenue decreased from 25.8% in 1997 to 25.6% in 1998. New and acquired stores produced additional salaries and wages of $173,826 for the year. Advertising expense increased $67,315, or 8.4% to $867,515 for 1998 from $800,200 in 1997. Advertising expense expressed as a percent of total store revenue increased to 3.3% in 1998 from 3.2% in 1997. Occupancy expense increased $177,059, or 12.7% to $1,568,870 for 1998 from $1,391,811 for 1997. Occupancy expense expressed as a percent of total store revenue increased to 6. 1 % in 1998 from 5.6% in 1997 primarily due to the increase in number of stores opened and the relocation of certain existing stores to locations that are larger in square footage. Other operating expenses decreased $159,479, or 2.2% to $7,181,563 for 1998 from $7,341,042 for 1997. Other operating expenses expressed as a percent of total store revenue decreased from 29.8% in 1997 to 27.8% in 1998 primarily due to managements' streamlining efforts to focus on profit and growth in 1998 which resulted in increased same store revenues and lower operating costs as a percentage of revenue, offset by increased write-offs of rental merchandise. Interest expense increased $38,494, or 5.1% to $795,232 for 1998 from $756,738 for 1997 and as a percentage of total store revenue remained consistent with the prior year at 3.1%.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


       Costs and operating expenses decreased $423,560, or 1.6% as a percentage of total store revenue due to losses incurred during 1997 on the Company's investment in Value Auto Partners, Ltd. (the Partnership). As a result of losses incurred by the Partnership, and based on management's assessment of the recoverability of the carrying amount of the investment, during the second quarter of fiscal year 1997 management concluded that the investment should be written off. The Company's equity in Partnership losses was $193,981, or 0.8% as a percentage of total store revenue. The write-off of the remaining balance of the investment in the Partnership resulted in a pretax loss of $229,579, or 0.9% as a percentage of total store revenue for 1997.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company has exposure to market risk associated with the floating rate portion of the interest charged on its Revolving Credit Loan Agreement. The Company's exposure to interest rate risk due to changes in the prime rate is not expected to be material. At July 31, 1999, the fair value of the obligation outstanding approximates its related carrying value because the obligation bears interest at the current market rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1999, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 1999, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following are filed as Exhibits to this Annual Report filed as Form 10-K for the year ended July 31, 1999.

       (b) Exhibits

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------



            EXHIBIT
             NUMBER                                      DOCUMENT
            -------                  ------------------------------------------------------

             10.1                    Extension Agreement to First Amendment and
                                      Restated Promissory Note dated August 19, 1997
             21                      Subsidiaries
             23                      Consent of PricewaterhouseCoopers LLP
             27                      Financial Data Schedule
                                        Filed electronically only, not attached to printed reports


       (c)    Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the year ended July 31, 1999.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


       SIGNATURES

       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BESTWAY, INC.


October 28, 1999                  /s/ R. Brooks Reed
                                  ----------------------------------------------
                                  R. BROOKS REED, CHAIRMAN OF THE BOARD
                                  OF DIRECTORS AND CHIEF EXECUTIVE OFFICER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 28 day of October 1999.



                       SIGNATURE                                        TITLE
                       ---------                                        -----


                  /s/ R. Brooks Reed                          Chairman of the Board of Directors
--------------------------------------------------------      and Chief Executive Officer
                    R. BROOKS REED

                   /s/ Jack E. Meyer                          Director
--------------------------------------------------------
                     JACK E. MEYER

                /s/ James A. O'Donnell                        Director
--------------------------------------------------------
                  JAMES A. O'DONNELL

                /s/ Teresa A. Sheffield                       President and Chief Operating Officer
--------------------------------------------------------
                  TERESA A. SHEFFIELD

                  /s/ Beth A. Durrett                         Chief Financial Officer
--------------------------------------------------------
                    BETH A. DURRETT

                  /s/ Joe R. McElroy                          Vice President - Real Estate
--------------------------------------------------------
                    JOE R. MCELROY

BESTWAY, INC.                                                          FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





                                                                                                         PAGE(S)
                                                                                                         -------
Report of Independent Accountants                                                                          F-1

Financial Statements:

       Consolidated Balance Sheets as of July 31, 1999 and 1998                                            F-2

       Consolidated Statements of Income for the years ended
         July 31, 1999, 1998 and 1997                                                                      F-3

       Consolidated Statements of Cash Flows for the years ended
         July 31, 1999, 1998 and 1997                                                                      F-4

       Consolidated Statements of Stockholders' Equity for the years
         ended July 31, 1999, 1998 and 1997                                                                F-5

       Notes to Consolidated Financial Statements                                                      F-6 - F-16

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Bestway, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Bestway, Inc. at July 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





October 15, 1999

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                             JULY 31,
                                                               --------------------------------
                                                                    1999              1998
                                                               --------------    --------------

ASSETS

Cash and cash equivalents                                      $      812,179    $      501,119
Prepaid expenses                                                      172,226           182,118
Deferred income taxes                                                 871,152         1,269,065
Other assets                                                           63,202            46,773
Rental merchandise, at cost                                        20,164,761        17,723,833
    less accumulated depreciation                                   7,339,287         6,315,080
                                                               --------------    --------------
                                                                   12,825,474        11,408,753
                                                               --------------    --------------
Property and equipment, at cost                                     7,247,516         5,366,471
    less accumulated depreciation                                   3,398,724         2,816,429
                                                               --------------    --------------
                                                                    3,848,792         2,550,042
                                                               --------------    --------------
Non-competes, net of amortization                                     262,783           393,056
Goodwill, net of amortization                                       2,362,604         2,323,024
                                                               --------------    --------------
        Total assets                                           $   21,218,412    $   18,673,950
                                                               ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                               $    1,384,696    $      865,162
Accrued interest - related parties                                     20,667            15,500
Income taxes payable                                                   56,406           184,419
Other accrued liabilities                                           1,541,001           982,464
Notes payable-related parties                                       3,000,000         3,000,000
Notes payable-other                                                 6,244,012         5,230,043

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                    --                --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 and 1,751,592 issued at July 31, 1999
      and July 31, 1998, respectively                                  17,569            17,516
    Paid-in capital                                                16,124,578        16,098,006
    Less treasury stock, at cost, 11,200 at July 31, 1999             (66,241)               --
    Accumulated deficit                                            (7,104,276)       (7,719,160)
                                                               --------------    --------------
        Total stockholders' equity                                  8,971,630         8,396,362
                                                               --------------    --------------
             Total liabilities and stockholders' equity        $   21,218,412    $   18,673,950
                                                               ==============    ==============







The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------



                                                              FISCAL YEARS ENDED JULY 31,
                                                     -------------------------------------------
                                                         1999            1998           1997
                                                     ------------    ------------   ------------

Revenues:
    Rental income                                    $ 29,066,438    $ 25,614,663   $ 24,382,493
    Sales of merchandise                                  299,315         261,271        280,319
                                                     ------------    ------------   ------------
                                                       29,365,753      25,875,934     24,662,812
                                                     ------------    ------------   ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                                6,313,128       5,643,299      5,432,915
      Other                                             1,366,752       1,519,791      1,567,194
    Cost of merchandise sold                              281,954         253,884        273,898
    Salaries and wages                                  8,079,443       6,618,696      6,349,542
    Advertising                                         1,305,293         867,515        800,200
    Occupancy                                           1,896,208       1,568,870      1,391,811
    Other operating expenses                            8,263,178       7,181,563      7,341,042
    Equity in loss of partnership                              --              --        193,981
    Write off of investment in partnership                     --              --        229,579
    Interest expense                                      796,611         795,232        756,738
    Loss on sale of property and equipment                 25,452          45,271          5,908
    Gain on sale of assets                                (69,775)             --             --
                                                     ------------    ------------   ------------
                                                       28,258,244      24,494,121     24,342,808
                                                     ------------    ------------   ------------
Income from operations before income taxes:             1,107,509       1,381,813        320,004
                                                     ------------    ------------   ------------
    Current income tax expense                             94,713         155,064         34,322
    Deferred income tax expense                           397,912         433,012        119,622
                                                     ------------    ------------   ------------
Net income                                           $    614,884    $    793,737   $    166,060
                                                     ============    ============   ============


Basic and diluted net income per share               $       0.35    $       0.45   $       0.10
                                                     ============    ============   ============
Weighted average common shares outstanding              1,747,575       1,750,384      1,749,780
                                                     ============    ============   ============
Diluted weighted average common shares outstanding      1,786,445       1,795,552      1,793,926
                                                     ============    ============   ============


The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                  FISCAL YEARS ENDED JULY 31,
                                                                         --------------------------------------------
                                                                             1999            1998            1997
                                                                         ------------    ------------    ------------

Cash flows from operating activities:
    Net income                                                           $    614,884    $    793,737    $    166,060

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           7,679,880       7,163,090       7,000,109
    Net book value or rental units retired                                  2,216,789       1,635,606       1,765,015
    Loss on sale of property and equipment                                     25,452          45,271           5,908
    Gain on sale of assets                                                    (69,775)             --              --
    Loss on equity investment in partnership                                       --              --         193,981
    Loss on partnership investment                                                 --              --         229,579
    Deferred income taxes                                                     397,912         433,012         119,622

Changes in operating assets and liabilities other than cash:
    Prepaid expenses                                                            9,892         (54,141)        214,935
    Other assets                                                              (16,429)         22,116          52,584
    Accounts payable                                                           26,013        (462,054)        350,347
    Income taxes payable                                                     (128,013)        131,771         (13,383)
    Other accrued liabilities                                                 563,704        (229,694)       (188,764)
                                                                         ------------    ------------    ------------
        Total adjustments                                                     455,167        (592,002)        415,719
                                                                         ------------    ------------    ------------

             Net cash flows from operating activities                      11,320,309       9,478,714       9,895,993
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
    Purchase of rental units and equipment                                 (9,705,046)     (8,343,193)     (7,746,883)
    Additions to property and equipment                                    (2,098,317)       (932,022)     (1,311,597)
    Proceeds from sale of property and equipment                               53,961         159,040          57,445
    Asset purchase net of cash acquired                                      (523,896)       (401,723)             --
    Proceeds from restricted cash                                                  --         119,342              --
    Proceeds from sale of assets                                              289,696              --              --
                                                                         ------------    ------------    ------------
             Net cash flows used in investing activities                  (11,983,602)     (9,398,556)     (9,001,035)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds of notes payable                                               2,425,000       3,483,932       2,325,000
    Repayment of notes payable                                             (1,411,031)     (3,425,834)     (3,201,983)
    Treasury stock purchase                                                   (66,241)             --              --
    Stock issuance                                                             26,625           8,125          11,250
                                                                         ------------    ------------    ------------
             Net cash flows provided by (used in) financing activities        974,353          66,223        (865,733)
                                                                         ------------    ------------    ------------
Cash and cash equivalents at the beginning of year                            501,119         354,738         325,513
                                                                         ------------    ------------    ------------
Cash and cash equivalents at the end of the year                         $    812,179    $    501,119    $    354,738
                                                                         ============    ============    ============



    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

       For the years ended July 31, 1999, 1998, and 1997.




                                                       COMMON STOCK                            TREASURY STOCK
                                                  -----------------------     PAID-IN     --------------------------    ACCUMULATED
                                                    SHARES       AMOUNT       CAPITAL       SHARES         AMOUNT         DEFICIT
                                                  ----------   ----------   -----------   -----------    -----------    -----------



Balance at July 31, 1996                           1,747,717   $   17,477   $16,078,670            --    $        --    $(8,678,957)
                                                  ----------   ----------   -----------   -----------    -----------    -----------

    Stock options exercised                            2,250           23        11,227            --             --             --
    Net income for the year ended July 31, 1997           --           --            --            --             --        166,060
                                                  ----------   ----------   -----------   -----------    -----------    -----------

Balance at July 31, 1997                           1,749,967       17,500    16,089,897            --             --     (8,512,897)
                                                  ----------   ----------   -----------   -----------    -----------    -----------

    Stock options exercised                            1,625           16         8,109            --             --             --
    Net income for the year ended July 31, 1998           --           --            --            --             --        793,737
                                                  ----------   ----------   -----------   -----------    -----------    -----------

Balance at July 31, 1998                           1,751,592       17,516    16,098,006            --             --     (7,719,160)
                                                  ----------   ----------   -----------   -----------    -----------    -----------

    Stock options exercised                            5,325           53        26,572            --             --             --
    Treasury stock purchases                              --           --            --       (11,200)       (66,241)            --
    Net income for the year ended July 31, 1999           --           --            --            --             --        614,884
                                                  ----------   ----------   -----------   -----------    -----------    -----------

Balance at July 31, 1999                           1,756,917   $   17,569   $16,124,578       (11,200)   $   (66,241)   $(7,104,276)
                                                  ==========   ==========   ===========   ===========    ===========    ===========




    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION

       The consolidated financial statements of Bestway, Inc. (the "Company"), include the Company's wholly-owned operating subsidiaries, Bestway Rental, Inc. which operates under the registered trade name "Bestway Rent-To-Own", U.S. Credit-Service Corporation and Westdale Data Service, Inc. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

       The Company owns and operates a total of seventy stores located in various states. The store operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company's store locations by state as of July 31, 1999, are as follows:

                                                            NUMBER OF
              STATE                                          STORES
        ------------------                               ---------------
        Alabama                                                       19
        Arkansas                                                       1
        Georgia                                                        2
        Mississippi                                                   15
        North Carolina                                                12
        South Carolina                                                 6
        Tennessee                                                     15
                                                         ---------------

                                                                      70
                                                         ===============


       RENTAL MERCHANDISE, RELATED RENTAL REVENUE AND DEPRECIATION

       Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with nonrefundable rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 24 months with a majority of rental agreements specifying 18 months. At the end of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 1999, approximately 18% of the Company's rental revenue was derived from appliances, 26% from home furniture, 28% from electronics, 9% from various other products such as jewelry and 19% from various services and charges to rental customers including reinstatement fees, club fees and liability waiver fees. In fiscal year 1998, approximately 18% of the Company's rental revenue was derived from appliances, 25% from home furniture, 29% from electronics, 10% from various other products such as jewelry and 18% from various services and charges to rental customers including reinstatement fees and liability wavier fees.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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


                                               LIVES (YEARS)
                                               ------------
        Furniture and fixtures                       7
        Vehicles                                     5
        Computer equipment                           3



       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at July 31, 1998 and 1999.

       INTANGIBLE ASSETS

       Goodwill represents the cost in excess of the fair value of net tangible assets of acquired businesses and is being amortized on a straight-line basis over 15 to 20 years. Accumulated amortization of goodwill was $2,280,923 and $2,036,464 at July 31, 1999 and 1998, respectively.

       The non-competes represents the allocation of the purchase price from the September 10, 1993 acquisition of 12 stores in Mississippi, the April 12, 1996 acquisition of 15 stores in Georgia, North Carolina and South Carolina, the July 1, 1996 acquisition of 8 stores in Arkansas and Mississippi, the May 22, 1998 acquisition of one store in North Carolina and the May 29, 1998 acquisition of one store in Tennessee and is being amortized on a straight-line basis over periods from 2 to 5 years. Accumulated amortization of the non-competes was $1,443,394 and $1,313,122 at July 31, 1999 and 1998, respectively.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

       EARNINGS PER COMMON SHARE

       Basic and diluted net income per common share is based on the weighted average of common shares outstanding during the period and the effect of considering common stock equivalents (stock options) under the treasury stock method. For the fiscal year ended July 31, 1999, 1998 and 1997, 38,870, 45,168 and 44,146 shares of common stock options were included in the denominator for the calculation of diluted net income per share.

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

       NEW ACCOUNTING STANDARDS

       During the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. The adoption of these statements had no impact on the Company's consolidated financial statements.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the prior years financial statements in order to conform to the current year's presentation.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2. ACQUISITIONS AND DISPOSITIONS

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

       The acquisitions have been accounted for under the purchase method and, accordingly, the operating results from the acquired stores are included in the accompanying consolidated statements of income from the date of acquisition. The acquisitions resulted in $284,040 of goodwill which is being amortized on a straight-line basis over 15 years.

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

       On May 14, 1999, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of two store locations in Tennessee. The Company received $196,996 in cash for all the assets involved in the daily operations of the stores including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a gain of $38,382 on the sale.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.     PROPERTY AND EQUIPMENT



                                               JULY 31,
                                    ----------------------------
                                       1999             1998
                                    -----------      -----------
       Building and leaseholds      $ 2,775,651      $ 1,875,178
       Vehicles                       2,841,626        2,263,613
       Furniture and fixtures         1,047,391          783,875
       Computer equipment               582,848          443,805
                                    -----------      -----------

                                      7,247,516        5,366,471
       Accumulated depreciation      (3,398,724)      (2,816,429)
                                    -----------      -----------

                                    $ 3,848,792      $ 2,550,042
                                    ===========      ===========




4.     NOTE PAYABLE

       Notes payable consists of the following:



                                                                                        YEARS ENDED JULY 31,
                                                                                      ------------------------
                                                                                         1999         1998
                                                                                      -----------  -----------

       Senior collateralized debt

       Revolving Credit Loan Agreement dated August 19, 1993, amended November
       18, 1997, interest payable monthly at prime plus 1.5%; note matures on
       November 30, 1999; note collateralized by substantially all the Company's
       assets                                                                         $ 6,137,001  $ 5,112,001

       Subordinated debt

       Note payable to limited partnership and stockholder dated July 19, 1993, amended August 18, 1999, interest paid quarterly at 8% beginning October
       1, 1993; note, as amended, matures on August 19, 2001                            3,000,000    3,000,000

       Other notes payable

       Note payable to bank dated April 11, 1994, principal payable monthly, interest payable monthly at 9% per annum; note matures on April 15, 2006;
       note collateralized by associated real estate                                      107,011      118,042
                                                                                      -----------  -----------

                                                                                      $ 9,244,012  $ 8,230,043
                                                                                      ===========  ===========

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       At July 31, 1999 and 1998 the prime rate was 8.0% and 8.5%, respectively.

       On August 18, 1997, the Company amended its August 19, 1993 Second Amendment to First Amended and Restated Revolving Credit Loan Agreement (the "Agreement") with its senior collateralized lender. In the amendment, the Company extended the maturity date from August 19, 1997 to November 18, 1997. On November 18, 1997, the Company further amended the Agreement. Pursuant to the Third Amendment of the Agreement, the Company revised certain covenants, increased the maximum amount of revolving credit under such loan Agreement from $7,500,000 to $8,500,000 and extended the maturity date of such Agreement by two years from November 18, 1997 to November 30, 1999. The Agreement includes restrictive covenants, the most restrictive of which prohibits the payment of dividends. At July 31, 1999, the Company had the capacity to borrow $2,362,999 under the $8,500,000 amended line of credit.

       At July 31, 1999, the Company was in violation of the cash flow coverage covenant provision of its loan Agreement. The Company obtained a waiver of such violation from the lender as of July 31, 1999. The Company is currently involved in discussions with the lender and expects to extend the maturity date of the Agreement and to renegotiate certain financial covenants. Although there can be no assurances, management does not anticipate a future violation of any covenants.

       On August 18, 1999, the Company amended its subordinated note payable to limited partnership and stockholder dated July 19, 1993. In the amendment, the Company extended the maturity date from August 19, 1999 to August 19, 2001.

       At July 31, 1999, the carrying value of the Company's notes payable approximated fair value, estimated primarily based on the borrowing rates available to the Company for debt with similar terms and average maturities.

       Following is a summary of maturities of notes payable, as amended, for each of the periods ending July 31:



        2000                                  $6,149,047
        2001                                      14,328
        2002                                   3,014,520
        2003                                      15,882
        2004                                      17,370
        Thereafter                                32,865
                                              ----------

                                              $9,244,012
                                              ==========

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.     INCOME TAXES

       The provisions for income tax on income from continuing operations consists of the following for the years ended July 31:


                                      1999           1998           1997
                                    ---------      ---------      ---------
     Current:
        Federal                     $ 131,174      $  76,344      $  15,180
        State                         (36,461)        78,720         19,142
                                    ---------      ---------      ---------

                                       94,713        155,064         34,322
                                    ---------      ---------      ---------

     Deferred:
        Federal                       311,024        460,661        131,933
        State                          86,888        (27,649)       (12,311)
                                    ---------      ---------      ---------

                                      397,912        433,012        119,622
                                    ---------      ---------      ---------

     Total income tax provision     $ 492,625      $ 588,076      $ 153,944
                                    =========      =========      =========



       Significant components of the Company's deferred income tax assets at July 31, 1999 and 1998, respectively, are as follows:

        Net operating loss carryforward             $   903,198   $   489,290
        Investment tax credit carryforward               18,706        25,721
        Minimum tax credit carryover                    231,670       100,496
        Property and equipment                          211,759       110,919
        Unrealized loss                                  59,154       145,545
        Intangible assets                               364,254       422,815
        Accrued expenses                                204,475
                                                    -----------   -----------

             Total deferred tax assets                1,993,216     1,294,786

        Rental merchandise                           (1,103,357)           --
                                                    -----------   -----------

             Total deferred tax liabilities          (1,103,357)           --
                                                    -----------   -----------

        Valuation allowance                             (18,706)      (25,721)
                                                    -----------   -----------

             Net deferred tax asset                 $   871,153   $ 1,269,065
                                                    ===========   ===========


       Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. In fiscal 1999 and 1998, the valuation allowance was reduced $7,015 and $11,012, respectively as a result of the expiration of investment tax credit carryforwards.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       The following is the reconciliation of the U.S. statutory tax rate to the Company's effective tax rate on income from continuing operations for the years ended July 31:


                                                            1999        1998         1997
                                                         ----------   ---------   ---------
        Federal income tax at statutory rate of 34%      $  376,553   $ 469,816   $ 108,801
        Goodwill amortization                                58,152      58,152      58,152
        State income tax                                     46,411      52,071      (8,413)
        Other                                                11,509       8,037      (4,596)
                                                         ----------   ---------   ---------

             Provision for income tax                    $  492,625   $ 588,076   $ 153,944
                                                         ==========   =========   =========


       During 1999, the net operating loss carryforwards were increased by $1,217,376 and in 1998 reduced by $2,239,563. At July 31, 1999, the Company has Federal net operating loss carryforward of approximately $2,644,467 expiring from 2006 to 2014. The Company has State net operating loss carryforward of $112,347 which expires from 2004 to 2014. The Company has investment tax credit carryforwards of approximately $18,706 which expire between 2000 and 2001.

6. RELATED PARTY TRANSACTIONS

       The Company has a consulting agreement with a former owner of one of the Company's operating subsidiaries. As of July 31, 1999, $93,000 recorded in other accrued liabilities in the Company's financial statements remains to be paid over 11 years. If, however, the market price of the Company's Common Stock reaches $50.00 per share, the Company has no further obligation under this consulting agreement. Consulting fees paid for each of the years ended July 31, 1999, 1998 and 1997 was $30,000.

       Interest expense relating to notes payable to affiliates amounted to approximately $243,333 for the years ended July 31, 1999, $182,500 for the year ended July 31, 1998 and $192,000 for year ended July 31, 1997.

7. LEASES

       The Company leases all store facilities, with the exception of one, under operating leases with terms ranging from one to ten years. Many leases contain escalation clauses, and some provide for contingent rentals based on percentages of gross revenue or increases in the consumer price index. Minimum lease obligations for the Company at July 31, 1999 by fiscal year are as follows:




        2000                            $ 1,685,563
        2001                              1,491,090
        2002                              1,099,453
        2003                                836,029
        2004                                508,806
        Thereafter                          486,578
                                        -----------

                                        $ 6,107,519
                                        ===========

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.     SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS

       Cash interest payments for the years ended July 31, 1999, 1998 and 1997 are $791,444, $836,995 and $760,745, respectively. Cash tax payments for the years ended July 31, 1999, 1998 and 1997 are $74,768, $23,293 and $47,706,
respectively.

9.     INCENTIVE PLANS

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

       The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect the provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

       In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       A summary of the status of the Company's stock options as of July 31, 1999, 1998 and 1997 and the changes during the year ended on those dates is presented below:


                                               1999                        1998                       1997
                                     -------------------------   -------------------------  --------------------------
                                                    WEIGHTED                   WEIGHTED                    WEIGHTED
                                      # SHARES      AVERAGE       # SHARES      AVERAGE      # SHARES       AVERAGE
                                     UNDERLYING     EXERCISE     UNDERLYING    EXERCISE     UNDERLYING     EXERCISE
                                      OPTIONS        PRICES       OPTIONS       PRICES        OPTIONS       PRICES
                                     -----------   -----------   -----------  ------------  ------------  ------------
Outstanding at beginning of year         147,150   $      5.53       184,650  $       5.47       117,650  $       5.00
   Granted                                71,710   $      6.22        27,750  $       7.00        72,000  $       6.19
   Exercised                               5,325   $      5.00         1,625  $       5.00         2,250  $       5.00
   Forfeited                              20,500   $      6.58        63,625  $       6.22         2,750  $       5.00
   Expired                                    --   $        --            --  $         --            --  $         --
Outstanding at end of year               193,035   $      5.69       147,150  $       5.53       184,650  $       5.47
Exercisable at end of year               112,173   $      5.25        80,920  $       5.14        52,575  $       5.00
Available for grant at end of year        25,015                      76,225                      40,350
Weighted average fair value of
  options granted                                  $      2.62                $       2.71                $       2.46


       The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 5.48% for 1999 and 5.71% for 1998; the expected life of options is 5 years; and a volatility of 37.98% and 32.37% for options granted in 1999 and 1998, respectively.

       At July 31, 1999, exercise prices for all options outstanding ranged from $5.00 to $7.00 and the weighted-average remaining contractual life for options outstanding was 7.43 years.

       PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

       Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 1997, 1998 and 1999 would approximate the pro forma amounts below:


                                          AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                            7/31/99      7/31/99      7/31/98      7/31/98      7/31/97      7/31/97
                                          -----------  -----------  -----------  -----------  -----------  -----------
        Net income                        $   614,884  $   559,413  $   793,737  $   769,394  $   166,060  $   152,201
        Basic net income per common share $      0.35  $      0.32  $      0.45  $      0.44  $      0.10  $      0.09


       The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the 1996 fiscal year.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       401(k) PLAN

       The Company established a Retirement Savings Plan (the "Savings Plan"), effective as of September 1, 1994, which is intended to qualify under Section 401(k) of the Internal Revenue Code "the Code". Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan. As of July 31, 1999, no additional or matching contributions have been made to the Savings Plan by the Company. All assets of the Savings Plan are held in trust.

10.    CONTINGENCIES

       The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

11.    SUBSEQUENT EVENT

       On October 7, 1999, the Company entered into an asset purchase agreement with Panco Electronics and Appliances, Inc., to acquire all rental contracts associated with a single store location in Mississippi for approximately $93,000 in cash.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


                               INDEX TO EXHIBITS


            EXHIBIT
             NUMBER                                      DOCUMENT
            -------                  ------------------------------------------------------

             10.1                    Extension Agreement to First Amendment and
                                      Restated Promissory Note dated August 19, 1997
             21                      Subsidiaries
             23                      Consent of PricewaterhouseCoopers LLP
             27                      Financial Data Schedule
                                        Filed electronically only, not attached to printed reports