Form 10-K/A
period 1999-07-31
BESTWAY INC
filed 1999-11-23
CIK 4344

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

                         Commission file number 0-8568

                                 BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               81-0332743
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

7800 Stemmons Freeway, Suite 320, Dallas, Texas                     75247
-----------------------------------------------              -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code          (214) 630-6655
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
      Title of each class                                which registered
            (None)                                             (None)
-------------------------------                      ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
-------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Common Stock, $.01 par value, outstanding at July 31, 1999, was 1,756,917.

         Bestway, Inc. (the "Company") hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (the "1999 10-K") filed on October 28, 1999 with the Securities and Exchange Commission (the "Commission") to add the information required by Part III (Items 10,11,12 and 13) rather than to incorporate such information by reference in the 1999 10-K from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders as the Company had originally intended.

BESTWAY, INC.                                                        FORM 10-K/A
-------------------------------------------------------------------------------

         Part III of the 1999 10-K is hereby deleted and replaced in its entirety with the following (All capitalized terms used herein but not defined herein shall have the meaning assigned to such terms in the 1999 10-K):

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The name, age and positions of each of the directors and executive officers of the Company are listed below.

      Name                  Age                     Position
      ----                  ---                     --------
Jack E. Meyer               56     Director and Member of the Audit Committee of
                                   the Board of Directors
James A. O'Donnell          47     Director and Member of the Audit Committee of
                                   the Board of Directors
R. Brooks Reed              58     Chairman of the Board and Chief Executive
                                   Officer
Teresa A. Sheffield         39     President and Chief Operating Officer
Beth A. Durrett             42     Chief Financial Officer and Secretary
Joe R. McElroy              42     Vice President - Real Estate

         Mr. Meyer has served as a director of the Company since 1980. Mr. Meyer currently manages his personal portfolio. From January 1994 to October 1998 he was President and Chief Executive Officer of Urologix, Inc. From March 1993 to January 1994 he was President and Chief Executive Officer for Fiberoptic Sensor Technologies.

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

         Ms. Durrett has served as Chief Financial Officer since October 1998. From May 1997 to September 1998, Ms. Durrett served as Senior Vice President - Finance. From 1987 to May 1997, Ms. Durrett served as Vice President - Controller and was appointed Secretary in 1991. Ms. Durrett has served in various capacities with the Company since September 1979.

BESTWAY, INC.                                                        FORM 10-K/A
-------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, Continued

         Mr. McElroy has served as Vice President - Real Estate since May 1997. From January 1996 to May 1997, Mr. McElroy served as Director - Real Estate. Prior to joining the Company, Mr. McElroy was Director of Real Estate for Drinkard Development, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended July 31, 1999.

BESTWAY, INC.                                                        FORM 10-K/A
-------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows all cash and other compensation paid (or to be paid) by the Company for the fiscal years ended July 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and highest compensated executive officers for services rendered in all capacities in which they served during each period whose total annual salary and bonus exceeded $100,000 in the fiscal year ended July 31, 1999.

                                                                                                   Long-Term
                                                                                                  Compensation
                                                                  Annual Compensation                Awards
                                                               --------------------------         ------------
                                                                                                    Restricted
               Name and                      Fiscal             Salary             Bonus              Stock
          Principal Position                  Year               ($)                ($)             Awards($)
          ------------------                  ----               ---                ---             ---------
R. Brooks Reed, Chairman and Chief            1999             $150,000                --               --
Executive Officer                             1998             $150,000                --               --
                                              1997             $150,000                --               --

Teresa A. Sheffield,                          1999             $147,885           $47,851               --
President and Chief Operating Officer         1998             $125,000           $17,203               --
                                              1997             $116,307           $19,542               --

Beth A. Durrett,                              1999             $111,058           $ 8,954               --
Chief Financial Officer and                   1998             $ 92,308           $17,706               --
Secretary                                     1997             $ 86,758           $ 6,685               --

Joe R. McElroy,                               1999             $122,750           $ 3,204               --
Vice President-Real Estate                    1998             $ 87,172           $19,199               --
                                              1997             $ 82,500           $ 8,069               --

BESTWAY, INC.                                                        FORM 10-K/A
-------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION, Continued

OPTION GRANTS TABLE

         The following table shows all options granted by the Company for the fiscal year ended July 31, 1999 to the Company's highest compensated executive officers listed above: (i) the number of shares covered by such options; (ii) the percent that such options represented of total options granted to all the Company's employees during the 1999 fiscal year; (iii) the exercise price, and
(iv) the expiration date.

                                                    Percent of Total Options
                                                    Granted to Employees in    Exercise Price
      Name                    Options Granted           1999 Fiscal Year          Per Share     Expiration Date
      ----                    ---------------           ----------------          ---------     ---------------
R. Brooks Reed                       --                        --                     --                 --
Teresa A. Sheffield                  --                        --                     --                 --
Beth A. Durrett                   5,040                       7.0%                 $6.25         10/02/2008
Joe R. McElroy                   10,000                      13.9%                 $6.25         10/02/2008

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table shows for the fiscal year ended July 31, 1999 to the Company's highest compensated executive officers listed above: (i) the number of shares of the Company's Common Stock acquired upon exercise of options during fiscal year 1999; (ii) the aggregate dollar value realized upon exercise; (iii) the total number of unexercised options held at the end of fiscal year 1999; and (iv) the aggregate dollar value of in-the-money unexercised options held at the end of fiscal year 1999.

                                                    Number of Unexercised            Value of Unexercised
                                                    Options at 1999 Fiscal          In-the-Money Options at
                       Shares          Value              Year End                  1999 Fiscal Year End (2)
                     Acquired on      Realized   ----------------------------    ------------------------------
      Name           Exercise (#)       ($)      Exercisable    Unexercisable    Exercisable      Unexercisable
      ----           ------------       ---      -----------    -------------    -----------      -------------
R. Brooks Reed            --             --               --               --             --                 --
Teresa A. Sheffield       --             --           60,800               --        $91,200                 --
Beth A. Durrett           --             --            5,000            5,000             --                 --
Joe R. McElroy            --             --           10,000            5,000         $5,000             $2,500

(2) Market value of underlying securities at year-end minus the exercise price.

BESTWAY, INC.                                                        FORM 10-K/A
-------------------------------------------------------------------------------

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Decisions regarding the compensation of the executive officers of the Company are made by the Board of Directors. In fiscal year 1999, decisions concerning the compensation of Ms. Beth A. Durrett, Joe R. McElroy and Ms. Teresa A. Sheffield were made by the entire Board of Directors and decisions concerning the compensation of Mr. R. Brooks Reed were made by Mr. Jack E. Meyer and Mr. James A. O'Donnell.

BESTWAY, INC.                                                        FORM 10-K/A
-------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 11, 1999, obtained from information furnished by the persons named below, concerning the beneficial stock ownership of each person known to the Company who may be deemed to be the beneficial owner of more than five percent of the Company's Common Stock, each director of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other then its Common Stock.

NAME AND ADDRESS                             AMOUNT AND NATURE OF          PERCENT
OF BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP (1)        OF CLASS
-------------------                        ------------------------        --------
O'Donnell & Masur, LP ("O&M")                        981,872                 55.9%
5949 Sherry Lane, Suite 1450
Dallas, Texas  75225

James A. O'Donnell (2)                               983,872                 56.0%
5949 Sherry Lane, Suite 1450
Dallas, Texas  75225

Mark Masur (3)                                       981,952                 55.9%
5949 Sherry Lane, Suite 1450
Dallas, Texas  75225

R. Brooks Reed (4)                                    58,873                  3.4%
7800 Stemmons, Suite 320
Dallas, Texas  75247

Jack E. Meyer                                         16,203                   .9%
7800 Stemmons, Suite 320
Dallas, Texas  75247

All directors and executive officers               1,088,103                 61.9%
as a group (6 persons)

Robert D. Simons                                      92,517                  5.3%
317 Coinbow Drive
Mt. Pleasant, South Carolina  29464

(1) Except as noted, beneficial ownership consists of sole voting and investment power. The inclusion of shares that may be deemed beneficially owned herein, however, does not constitute an admission that the named stockholders are direct or indirect beneficial owners of such shares.

BESTWAY, INC.                                                        FORM 10-K/A
-------------------------------------------------------------------------------

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

BESTWAY, INC.                                                        FORM 10-K/A
-------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of November, 1999.


                                        BESTWAY, INC.



                                        /s/ Beth A. Durrett
                                        ----------------------------------------
                                        Beth A. Durrett
                                        Chief Financial Officer
                                        (Duly authorized representative and
                                         principal financial officer)