Form 10-Q
period 1999-10-31
BESTWAY INC
filed 1999-12-15
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1999


                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number  0-8568
                                                 -----------

                                  BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              81-0332743
-------------------------------                             ----------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

7800 Stemmons Freeway, Suite 320                                  75247
----------------------------------------                        ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 1999, was 1,756,917.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                October 31, 1999


PART I - FINANCIAL INFORMATION                                                                           PAGE NOS.

     ITEM 1.        Consolidated Unaudited Financial Statements                                            3 - 7

     ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                  8 - 12

PART II - OTHER INFORMATION

     ITEM 6.        Exhibits and Reports on Form 8-K, Signatures                                             13

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                              (UNAUDITED)
                                                                     ------------------------------
                                                                      OCTOBER 31,        JULY 31,
                                                                         1999              1999
                                                                     ------------      ------------
ASSETS

Cash                                                                 $    560,697      $    812,179
Prepaid expenses                                                          535,396           172,226
Deferred income taxes                                                     850,170           871,152
Other assets                                                               29,587            63,202

Rental merchandise, at cost                                            22,751,998        20,164,761
    less accumulated depreciation                                       7,660,433         7,339,287
                                                                     ------------      ------------

                                                                       15,091,565        12,825,474
                                                                     ------------      ------------

Property and equipment, at cost                                         8,205,454         7,247,516
    less accumulated depreciation                                       3,581,179         3,398,724
                                                                     ------------      ------------

                                                                        4,624,275         3,848,792
                                                                     ------------      ------------

Non-competes, net of amortization                                         278,932           262,783
Goodwill, net of amortization                                           2,299,517         2,362,604
                                                                     ------------      ------------

        Total assets                                                 $ 24,270,139      $ 21,218,412
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                     $  3,232,671      $  1,384,696
Accrued interest - related parties                                         20,667            20,667
Income taxes payable                                                        4,072            56,406
Other accrued liabilities                                               1,151,104         1,541,001
Notes payable-related parties                                           3,000,000         3,000,000
Notes payable-other                                                     7,891,096         6,244,012

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                        --                --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at October 31, 1999 and July 31, 1999,
      respectively                                                         17,569            17,569
    Paid-in capital                                                    16,124,578        16,124,578
    Less treasury stock, at cost, 14,900 at October 31, 1999 and
      11,200 at July 31, 1999, respectively                               (90,128)          (66,241)
    Accumulated deficit                                                (7,081,490)       (7,104,276)
                                                                     ------------      ------------

        Total stockholders' equity                                      8,970,529         8,971,630
                                                                     ------------      ------------

             Total liabilities and stockholders' equity              $ 24,270,139      $ 21,218,412
                                                                     ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                                (UNAUDITED)
                                                             THREE MONTHS ENDED
                                                       ------------------------------
                                                        OCTOBER 31,      OCTOBER 31,
                                                           1999              1998
                                                       ------------      ------------
Revenues:
    Rental income                                      $  7,746,826      $  6,779,651
    Sales of merchandise                                     77,739            52,921
                                                       ------------      ------------

                                                          7,824,565         6,832,572
                                                       ------------      ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                                  1,709,194         1,489,358
      Other                                                 358,923           348,418
    Cost of merchandise sold                                 78,440            56,716
    Salaries and wages                                    2,230,018         1,839,534
    Advertising                                             406,411           303,123
    Occupancy                                               531,091           411,290
    Other operating expenses                              2,241,263         1,973,747
    Interest expense                                        231,279           185,078
    Gain on sale of property and equipment                   (9,588)           (6,270)
                                                       ------------      ------------

                                                          7,777,031         6,600,994
                                                       ------------      ------------

Income from operations before
   income tax provision                                      47,534           231,578
                                                       ------------      ------------

    Current income tax expense                                3,766            17,746
    Deferred income tax expense                              20,982            92,741
                                                       ------------      ------------

Net income                                             $     22,786      $    121,091
                                                       ============      ============

Basic and diluted net income per share                 $       0.01      $       0.07
                                                       ============      ============

Weighted average common shares outstanding                1,744,484         1,751,592
                                                       ============      ============

Diluted weighted average common shares outstanding        1,768,536         1,789,660
                                                       ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



For the three months ended October 31, 1999

                                        COMMON STOCK                             TREASURY STOCK
                                    ---------------------      PAID-IN       ---------------------     ACCUMULATED
                                     SHARES      AMOUNT        CAPITAL         SHARES      AMOUNT        DEFICIT
                                    ---------    --------    ------------    ---------   ---------     -----------
Balance at July 31, 1999            1,756,917    $ 17,569    $ 16,124,578      (11,200)  $ (66,241)    $(7,104,276)

Treasury stock purchases                   --          --              --       (3,700)    (23,887)             --

Net income for the three months
    ended October 31, 1999                 --          --              --           --          --          22,786
                                    ---------    --------    ------------    ---------   ---------     -----------

Balance at October 31, 1999         1,756,917    $ 17,569    $ 16,124,578      (14,900)  $ (90,128)    $(7,081,490)
                                    =========    ========    ============    =========   =========     ===========

              The accompanying notes are an integral part of these
                    consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               (UNAUDITED)
                                                                           THREE MONTHS ENDED
                                                                        ---------------------------
                                                                         OCTOBER 31,   OCTOBER 31,
                                                                            1999           1998
                                                                        ------------   ------------
Cash flows from operating activities:
    Net income                                                          $     22,786   $    121,091

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          2,068,117      1,837,776
    Net book value of rental units retired                                   434,920        393,145
    Gain on sale of property and equipment                                    (9,588)        (6,270)
    Deferred income taxes                                                     20,982         92,741
Changes in operating assets and liabilities other than cash:
    Prepaid expenses                                                        (363,170)        44,515
    Other assets                                                              33,615        (51,909)
    Accounts payable                                                         272,134        276,055
    Accrued interest payable                                                      --          5,167
    Income taxes payable                                                     (52,334)      (101,179)
    Other accrued liabilities                                               (389,897)       (36,406)
                                                                        ------------   ------------

        Total adjustments                                                   (499,652)       136,243
                                                                        ------------   ------------

Net cash flows from operating activities                                   2,037,565      2,574,726
                                                                        ------------   ------------

Cash flows from investing activities:
    Purchase of rental units and equipment                                (2,783,187)    (1,536,230)
    Additions to property and equipment                                   (1,048,563)      (539,764)
    Proceeds from sale of property and equipment                              12,084          8,450
    Asset purchase net of cash acquired                                      (92,578)            --
                                                                        ------------   ------------

Net cash flows used in investing activities                               (3,912,244)    (2,067,544)
                                                                        ------------   ------------

Cash flows from financing activities:
    Proceeds from notes payable                                            1,650,000             --
    Repayment of notes payable                                                (2,916)      (452,667)
    Treasury stock purchase                                                  (23,887)            --
                                                                        ------------   ------------

Net cash flows (used in) provided by financing activities                  1,623,197       (452,667)
                                                                        ------------   ------------

Cash at August 1, 1999 and 1998, respectively                                812,179        501,119
                                                                        ------------   ------------

Cash at end of the quarter                                              $    560,697   $    555,634
                                                                        ============   ============


              The accompanying notes are an integral part of these
                    consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     REFERENCE TO PREVIOUS DISCLOSURES

       The consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Form 10-K, particularly with regard to disclosure relating to significant accounting policies.

2.     INCOME PER SHARE

       Basic and diluted income per share is calculated based on the weighted average common shares outstanding during the period. Common stock equivalents (stock options) are not included in the calculation of diluted income per share if their effect would be antidilutive. For the quarters ended October 31, 1999 and 1998, 31,172 and 9,250 shares, respectively, of stock options were excluded from the calculation of diluted income per share.

3.     ACQUISITIONS

       On October 7, 1999, the Company signed an asset purchase agreement with Panco Electronics and Appliances, Inc. to acquire all rental contracts associated with a single store location in Mississippi for approximately $93,000 in cash.

4.     COMMON STOCK

       During the three months ending October 31, 1999, the Company repurchased 3,700 shares of its common stock in the open market at a cost of $23,877 (1,700 shares repurchased for $10,887 and 2,000 shares repurchased for $13,000).

5.     NOTE PAYABLE

       At October 31, 1999, the Company was in violation of the cash flow covenant provision of its November 18, 1997 Third Amendment to First Amended and Restated Revolving Credit Loan Agreement (the "Agreement") with its senior collateralized lender. The Company obtained a waiver of such violation from the lender as of October 31, 1999. On November 30, 1999, the Company amended the Agreement to extend the maturity date from November 30, 1999 to February 29, 2000 and increase the maximum amount of revolving credit under such loan agreement from $8,500,000 to $9,000,000. The Company is currently involved in discussions with the lender to further extend the maturity date of the agreement, extend the maximum amount of revolving credit and to renegotiate certain financial covenants. Although there can be no assurances, management does not anticipate a future violation of any covenants.

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

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Income, expressed as a percentage of revenues:


                                                       THREE MONTHS ENDED
                                                      --------------------
                                                           OCTOBER 31,
                                                        1999        1998
                                                      --------    --------
Revenues:
      Rental income                                       99.0%       99.2%
      Sales of merchandise                                 1.0         0.8
                                                      --------    --------

               Total revenues                            100.0       100.0

Cost and operating expenses:
      Depreciation and amortization:
           Rental merchandise                             21.8        21.8
           Other                                           4.6         5.1
      Cost of merchandise sold                             1.0         0.8
      Salaries and wages                                  28.5        26.9
      Advertising                                          5.2         4.4
      Occupancy                                            6.8         6.0
      Other operating expenses                            28.6        28.9
      Interest expense                                     3.0         2.7
      (Gain) loss on sale of property and equipment       (0.1)         --
                                                      --------    --------

               Total cost and operating expenses          99.4        96.6
                                                      --------    --------

Income from operations before income tax provision         0.6         3.4
                                                      --------    --------

      Current income tax expense                            --         0.3
      Deferred income tax expense                          0.3         1.3
                                                      --------    --------

               Net income                                  0.3%        1.8%
                                                      ========    ========

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

       For the three months ended October 31, 1999 compared to the three months ended October 31, 1998, total revenue increased $991,993, or 14.5% to $7,824,565 from $6,832,572. The increase in total revenue was primarily attributable to the inclusion of two stores purchased in the second quarter of fiscal year 1999, inclusion of ten new store openings in fiscal year 1999, inclusion of five new store openings in the first quarter of fiscal year 2000, and improved same store revenues. Revenue from same stores increased $501,319 or 8.1% and accounted for 50.5% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire quarter ending October 31, 1999 and 1998. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the two stores purchased in the second quarter of fiscal year 1999 accounted for $281,286, or 28.4% of the increase. Revenue from the ten new store openings in fiscal year 1999 accounted for $759,191, or 76.5% of the increase. Revenue from the five new store openings during the first quarter of fiscal year 2000 accounted for $81,748, or 8.2% of the increase. Revenue decreased $631,551 or 63.6% due to closing and merging five store locations in fiscal year 1999 and selling three stores in fiscal year 1999, respectively.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

       Total costs and operating expenses increased $1,176,037, or 17.8% to $7,777,031 from $6,600,994 and increased 2.8% as a percentage of total revenues to 99.4% from 96.6%. The increase was primarily the result of expenses associated with the two stores acquired, ten new stores opened in fiscal year 1999, and five new stores opened in the first quarter of fiscal year 2000.

       Depreciation of rental merchandise increased $219,836, or 14.8% to $1,709,194 from $1,489,358. Depreciation of rental merchandise expressed as a percent of total store revenue remained constant at 21.8%. Other depreciation and amortization increased $10,505, or 3.0% to $358,923 from $348,418 and as a percentage of total store revenue decreased 0.5% to 4.6% from 5.1%.

       Salaries and wages increased $390,484, or 21.2% to $2,230,018 from $1,839,534 and as a percentage of total store revenue increased 1.6% to 28.5% from 26.9%. Salaries and wages increased $45,952, or 11. 8% of the increase for the stores acquired in the second quarter of fiscal year 1999. Additional personnel for the ten new internal stores opened in fiscal year 1999 and the five new internal stores opened in the first quarter of fiscal year 2000 increased salaries and wages by $348,964, or 89.4%. Advertising expense increased $103,288, or 34. 1% to $406,411 from $303,123, Advertising expense expressed as a percent of total store revenue increased .8% to 5.2% from 4.4% primarily due to the stores acquired in the second quarter of 1999 and the ten and five new internal stores opened in fiscal year 1999 and the first quarter of fiscal year 2000, respectively. Occupancy expense increased $119,801, or 29. 1% to $531,091 from $411,290 and as a percentage of total revenues increased .8% to 6.8% from 6. 0% primarily due to stores opened in fiscal year 1999 and fiscal year 2000. Other operating expenses increased $267,516, or 13.6% to $2,241,263 from $1,973,747 and as a percentage of total revenues decreased .3% to 28.6% from 28.9%. The increase was primarily attributable to the stores opened in fiscal year 1999 and fiscal year 2000 offset by a decreases in expenses relating to the write-off of rental merchandise and insurance premiums.

       For the quarter ended October 31, 1999 compared to the quarter ended October 31, 1998, income from operations before income tax provision decreased $184,044, or 79.5% to $47,534 from $231,578 and as a percentage of total revenues decreased 2.8% to .6% from 3.4%. The decrease was primarily due to operating losses of $273,424 from the ten and five new stores opened in fiscal year 1999 and fiscal year 2000, respectively. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of total revenues.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the quarter ended October 31, 1999, the Company's net cash flows from operating activities was $2,037,565 as compared to $2,574,726 for the quarter ended October 31, 1998. The decrease was primarily due to a decrease in net income as a result of opening new stores in fiscal year 1999 and fiscal year 2000.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


       For the quarter ended October 31, 1999, the Company's net cash flows used in investing activities was $3,912,244 as compared to $2,067,544 for the quarter ended October 31, 1998. The Company's investing activities reflects a $508,799 increase in additions to property and equipment for the five internal store openings during the quarter, and a $1,246,957 increase in the purchase of rental units and equipment.

       For the quarter ended October 31, 1999, the Company's net cash flows provided by financing activities was $1,623,197 and compared to a decrease of $452,667 for the quarter ended October 31, 1998. The increase in financing activities principally reflects increased borrowings on the Company's debt.

       At October 31, 1998, the Company was in violation of the cash flow coverage covenant provision of its Revolving Credit Loan Agreement (the "Agreement"). The Company obtained a waiver of such violation from the lender as of October 31, 1999. On November 30, 1999, the Company amended the Agreement dated November 18, 1997. In the Amendment, the Company extended the maturity date from November 30, 1999 to February 29, 2000 and increased the maximum amount of revolving credit under such loan Agreement from $8,500,000 to $9,000,000. The Company is currently involved in discussions with the lender and expects to further extend the maturity date of the Agreement and to renegotiate certain financial covenants. Although there can be no assurances, management does not anticipate a future violation of any covenants.

       With the Company having available credit of approximately $713,000 under the $8,500,000 Revolving Credit Loan Agreement, management believes the Company has adequate resources to meet its future cash obligations.

       On October 7, 1999, the Company signed an asset purchase agreement with Panco Electronics and Appliances, Inc. to acquire all rental contracts associated with a single store location in Mississippi.

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

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a)  Exhibits required by Item 601 of Regulation S-K

              27   Financial Data Schedule

                      Filed electronically only, not attached to printed reports

         (b)  Report on Form 8-k

              The Company did not file any reports on Form 8-k during the quarter ended October 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.




December 15, 1999


                               /s/ Beth A. Durrett
                             ----------------------
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)

EXHIBIT
NUMBER                 DOCUMENT
------                 --------
 27                 Financial Data Schedule
                         Filed Electronically only, not attached to printed reports