Form 10-Q
period 2000-01-31
BESTWAY INC
filed 2000-03-16
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2000


                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568


                                  BESTWAY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              81-0332743
-------------------------------                              -------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

7800 Stemmons Freeway, Suite 320                                   75247
---------------------------------------                      -------------------
(Address of principal executive offices)                         (Zip Code)


                                 (214) 630-6655
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 2000, was 1,725,147.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                JANUARY 31, 2000


                                                                                         PAGE NOS.
                                                                                         ---------
PART I - FINANCIAL INFORMATION

     ITEM 1.        Condensed Consolidated Unaudited Financial Statements                   3-8

     ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                  9-13

PART II - OTHER INFORMATION

     ITEM 6.        Exhibits and Reports on Form 8-K, Signatures                            14

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 (UNAUDITED)
                                                                  JANUARY 31,          JULY 31,
                                                                     2000               1999
                                                                 ------------      ------------
ASSETS

Cash                                                             $    764,382      $    812,179
Prepaid expenses                                                      473,307           172,226
Deferred income taxes                                                 779,389           871,152
Other assets                                                           82,918            63,202

Rental merchandise, at cost                                        23,837,273        20,164,761
    less accumulated depreciation                                   7,924,882         7,339,287
                                                                 ------------      ------------

                                                                   15,912,391        12,825,474
                                                                 ------------      ------------

Property and equipment, at cost                                     8,363,863         7,247,516
    less accumulated depreciation                                   3,844,970         3,398,724
                                                                 ------------      ------------

                                                                    4,518,893         3,848,792
                                                                 ------------      ------------

Non-competes, net of amortization                                     252,987           262,783
Goodwill, net of amortization                                       2,236,429         2,362,604
                                                                 ------------      ------------

        Total assets                                             $ 25,020,696      $ 21,218,412
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $  1,045,017      $  1,384,696
Book overdraft                                                        149,109                --
Accrued interest - related parties                                     20,667            20,667
Income taxes payable                                                   17,053            56,406
Other accrued liabilities                                           1,399,180         1,541,001
Notes payable-related parties                                       3,000,000         3,000,000
Notes payable-other                                                10,451,113         6,244,012

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                    --                --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at January 31, 2000 and
      July 31, 1999, respectively                                      17,569            17,569
    Paid-in capital                                                16,124,578        16,124,578
    Less treasury stock, at cost, 31,770 at January 31, 2000
      and 11,200 at July 31, 1999, respectively                      (197,777)          (66,241)
    Accumulated deficit                                            (7,005,813)       (7,104,276)
                                                                 ------------      ------------

        Total stockholders' equity                                  8,938,557         8,971,630
                                                                 ------------      ------------

             Total liabilities and stockholders' equity          $ 25,020,696      $ 21,218,412
                                                                 ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                                      (UNAUDITED)
                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                           ------------------------------     ------------------------------
                                                     JANUARY 31,                        JANUARY 31,
                                              2000               1999             2000              1999
                                           ------------      ------------     ------------      ------------
Revenues:
    Rental income                          $  8,529,370      $  6,860,956     $ 16,276,196      $ 13,640,607
    Sales of merchandise                        106,648            66,741          184,387           119,662
                                           ------------      ------------     ------------      ------------

                                              8,636,018         6,927,697       16,460,583        13,760,269
                                           ------------      ------------     ------------      ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                      1,891,185         1,486,451        3,600,379         2,975,809
      Other                                     399,692           328,274          758,615           676,692
    Cost of merchandise sold                    104,011            58,802          182,451           115,518
    Salaries and wages                        2,439,567         1,911,714        4,669,585         3,751,248
    Advertising                                 484,510           311,132          890,921           614,255
    Occupancy                                   566,825           443,938        1,097,916           855,228
    Other operating expenses                  2,315,396         1,994,687        4,556,659         3,968,434
    Interest expense                            283,074           187,464          514,353           372,542
    (Gain) loss on sale of property
      and equipment                              (7,361)           10,764          (16,949)            4,494
    Gain on sale of assets                         (320)               --             (320)               --
                                           ------------      ------------     ------------      ------------

                                              8,476,579         6,733,226       16,253,610        13,334,220
                                           ------------      ------------     ------------      ------------

Income from operations before
    income tax provision                        159,439           194,471          206,973           426,049
                                           ------------      ------------     ------------      ------------

    Income tax expense                           83,762            89,047          108,510           191,125
                                           ------------      ------------     ------------      ------------

Net income                                 $     75,677      $    105,424     $     98,463      $    234,924
                                           ============      ============     ============      ============

Basic and diluted net income per share     $        .04      $        .06     $        .06      $        .13
                                           ============      ============     ============      ============

Weighted average common
    shares outstanding                        1,728,114         1,748,292        1,736,299         1,749,942
                                           ============      ============     ============      ============

Diluted weighted average common
    shares outstanding                        1,745,012         1,779,576        1,756,513         1,786,529
                                           ============      ============     ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the six months ended January 31, 2000

                                                                           (UNAUDITED)
                                    -------------------------------------------------------------------------------------------
                                          COMMON STOCK                                    TREASURY STOCK
                                    -------------------------       PAID-IN           ------------------------      ACCUMULATED
                                     SHARES         AMOUNT          CAPITAL            SHARES        AMOUNT           DEFICIT
                                    ---------     -----------     -----------         -------      -----------      -----------
Balance at July 31, 1999            1,756,917     $    17,569     $16,124,578         (11,200)     $   (66,241)     $(7,104,276)

Treasury stock purchases                   --              --              --         (20,570)        (131,536)              --

Net income for the six months
    ended January 31, 2000                 --              --              --              --               --           98,463
                                    ---------     -----------     -----------         -------      -----------      -----------

Balance at January 31, 2000         1,756,917     $    17,569     $16,124,578         (31,770)     $  (197,777)     $(7,005,813)
                                    =========     ===========     ===========         =======      ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                 (UNAUDITED)
                                                                               SIX MONTHS ENDED
                                                                         ----------------------------
                                                                                 JANUARY 31,
                                                                             2000            1999
                                                                         -----------      -----------
Cash flows from operating activities:
    Net income                                                           $    98,463      $   234,924
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                      4,358,994        3,652,501
        Net book value of rental units retired                             1,074,544        1,260,296
        (Gain) loss on sale of property and equipment                        (16,949)           4,494
        Deferred income taxes                                                 91,763          158,616
        Gain on sale of assets                                                  (320)              --
        Changes in operating assets and liabilities other than cash:
           Prepaid expenses                                                 (301,081)          33,787
           Other assets                                                      (19,716)         (34,787)
           Accounts payable                                                 (305,998)        (141,197)
           Income taxes payable                                              (39,353)        (143,681)
           Accrued interest payable                                               --            5,167
           Other accrued liabilities                                        (141,821)           4,716
                                                                         -----------      -----------

             Total adjustments                                              (807,969)        (275,995)
                                                                         -----------      -----------

             Net cash flows from operating activities                      4,798,526        5,034,836
                                                                         -----------      -----------

Cash flows from investing activities:
    Purchase of rental units and equipment                                (7,818,255)      (4,733,854)
    Additions to property and equipment                                   (1,286,908)      (1,039,418)
    Proceeds from sale of property and equipment                              20,871           29,752
    Asset purchase net of cash acquired                                      (92,578)        (523,896)
    Proceeds from sale of assets                                             105,873               --
                                                                         -----------      -----------

             Net cash flows used in investing activities                  (9,070,997)      (6,267,416)
                                                                         -----------      -----------

Cash flows from financing activities:
    Book overdraft                                                           149,109               --
    Proceeds from notes payable                                            4,212,999        1,925,000
    Repayment of notes payable                                                (5,898)        (455,391)
    Treasury stock purchase                                                 (131,536)         (40,591)
                                                                         -----------      -----------

             Net cash flows provided by financing activities               4,224,674        1,429,018
                                                                         -----------      -----------

Cash at beginning of period                                                  812,179          501,119
                                                                         -----------      -----------

Cash at end of period                                                    $   764,382      $   697,557
                                                                         ===========      ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     REFERENCE TO PREVIOUS DISCLOSURES

       The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Form 10-K, particularly with regard to disclosure relating to significant accounting policies. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted auditing principles.

2.     INCOME PER SHARE

       Basic and diluted income per share is calculated based on the weighted average common shares outstanding during the period. Common stock equivalents (stock options) are not included in the calculation of diluted income per share if their effect would be antidilutive. For the three and six months ended January 31, 2000 and 1999, 77,960 and 33,195 shares, respectively and 55,750 and 27,750 shares, respectively, of stock options were excluded from the calculation of diluted income per share.

3.     ACQUISITIONS AND DISPOSITIONS

       On October 7, 1999, the Company signed an asset purchase agreement with Panco Electronics and Appliances, Inc. to acquire all rental contracts associated with a single store location in Mississippi for approximately $93,000 in cash.

       On January 7, 2000, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store location in Mississippi. The Company received $109,747 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

4.     COMMON STOCK

       During the six months ending January 31, 2000, the Company repurchased 20,570 shares of its common stock in the open market at a cost of $131,536.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.     NOTES PAYABLE

       On November 30, 1999, the Company amended its November 18, 1997 Third Amendment to First Amended and Restated Revolving Credit Loan Agreement (the "Agreement") with its senior collateralized lender. In the amendment, the Company extended the maturity date from November 30, 1999 to February 29, 2000 and increased the maximum amount of revolving credit under such loan agreement from $8,500,000 to $9,000,000. On December 28, 1999, the Company further amended the Agreement. In the amendment, the Company revised certain covenants, increased the maximum amount of revolving credit under such agreement from $9,000,000 to $17,500,000 and extended the maturity date from February 29, 2000 to February 28, 2002.

       On December 23, 1999, the Company amended its subordinated note payable to O'Donnell & Masur, LP dated August 18, 1999. In the amendment, the Company extended the maturity date from August 19, 2001 to February 28, 2002.

6.     SUBSEQUENT EVENT

       On February 2, 2000, the Company entered into an asset purchase agreement with MATCAM, Inc. to sell all the assets of one store location in Georgia. The Company received $110,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Report on Form 10-Q contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, and (iii) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction. Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company under takes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Income, expressed as a percentage of revenues:

                                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       -------------------   -----------------
                                                          JANUARY 31,           JANUARY 31,
                                                        2000         1999     2000        1999
                                                       ------       ------   ------      ------
Revenues:
   Rental income                                         98.8 %       99.0 %   98.9 %      99.1 %
   Sales of merchandise                                   1.2          1.0      1.1         0.9
                                                       ------       ------   ------      ------

       Total revenues                                   100.0        100.0    100.0       100.0
                                                       ------       ------   ------      ------

Cost and operating expenses:
   Depreciation and amortization:
     Rental merchandise                                  21.9         21.5     21.9        21.7
     Other                                                4.6          4.7      4.6         4.9
   Cost of merchandise sold                               1.2          0.8      1.1         0.8
   Salaries and wages                                    28.2         27.6     28.4        27.3
   Advertising                                            5.6          4.5      5.4         4.5
   Occupancy                                              6.6          6.4      6.6         6.2
   Other operating expenses                              26.8         28.8     27.7        28.8
   Interest expense                                       3.3          2.7      3.1         2.7
   (Gain) loss on sale of property and equipment           --          0.2     (0.1)         --
   Gain on sale of assets                                  --           --       --          --
                                                       ------       ------   ------      ------

       Total cost and operating expenses                 98.2         97.2     98.7        96.9
                                                       ------       ------   ------      ------

Income from operations before income tax provision        1.8          2.8      1.3         3.1
                                                       ------       ------   ------      ------

       Income tax expense                                 0.9          1.3      0.7         1.4
                                                       ------       ------   ------      ------

       Net income                                         0.9 %        1.5 %    0.6 %       1.7 %
                                                       ======       ======   ======      ======

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T.

Comparison of Three Months Ended January 31, 2000 and 1999

       For the three months ended January 31, 2000 compared to the three months ended January 31, 1999, total revenue increased $1,708,321 or 24.7% to $8,636,018 from $6,927,697. The increase in total revenue was primarily attributable to the inclusion of stores acquired and new store openings in fiscal year 1999, inclusion of nine new store openings in fiscal year 2000, and improved same store revenues. Revenue from same stores increased $713,937 or 11.5% and accounted for 41.8% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire quarter ending January 31, 2000 and 1999. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the stores acquired and opened in fiscal year 1999 accounted for $996,956, or 58.3% of the increase. Revenue from the nine new store openings in fiscal year 2000 accounted for $560,592, or 32.9% of the increase. Revenue decreased $563,164, or 33.0% due to closing and merging five store locations in fiscal year 1999 and selling three stores in fiscal year 1999, respectively.

       Total costs and operating expenses increased $1,743,353, or 25.9% to $8,476,579 from $6,733,226 and increased 1.0% as a percentage of total revenues to 98.2% from 97.2%. The increase was primarily the result of expenses associated with acquired and new store openings in fiscal year 1999, and nine new stores opened in fiscal year 2000.

       Depreciation of rental merchandise increased $404,734, or 27.2% to $1,891,185 from $1,486,451. Depreciation of rental merchandise expressed as a percent of total revenue increased .4% to 21.9% from 21.5%. Other depreciation and amortization increased $71,418, or 21.7% to $399,692 from $328,274 and as a percentage of total revenue decreased .1% to 4.6% from 4.7%.

       Salaries and wages increased $527,853, or 27.6% to $2,439,567 from $1,911,714 and as a percentage of total store revenue increased .6% to 28.2% from 27.6%. Salaries and wages increased $217,180, or 41.4% of the total increase was due to the stores acquired and opened in fiscal year 1999. Additional personnel for the nine new internal stores opened in fiscal year 2000 increased salaries and wages by $256,405, or 48.6% of the total increase. Advertising expense increased $173,378, or 55.7% to $484,510 from $311,132. Advertising expense expressed as a percent of total store revenue increased 1.1% to 5.6% from 4.5% primarily due to the stores acquired and opened in fiscal year 1999 and the nine new stores opened in fiscal year 2000, respectively. Occupancy expense increased $122,887, or 27.7% to $566,825 from $443,938 and as a percentage of total revenues increased .2% to 6.6% from 6.4% primarily due to stores opened in fiscal year 1999 and fiscal year 2000. Other operating expenses increased $320,709, or 16.1% to $2,315,396 from $1,994,687 and as a percentage of total revenues decreased 2.0% to 26.8% from 28.8%. The increase was primarily attributable to the stores opened in fiscal year 1999 and fiscal year 2000.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T.

       For the quarter ended January 31, 2000 compared to the quarter ended January 31, 1999, income from operations before income tax provision decreased $35,032, or 18.0% to $159,439 from $194,471 and as a percentage of total revenues decreased 1.0% to 1.8% from 2.8%. The decrease was primarily due to operating losses of $240,616 from the nine new stores opened in fiscal year 2000. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of total revenues.

Comparison of Six Months Ended January 31, 2000 and 1999

       For the six months ended January 31, 2000 compared to the six months ended January 31, 1999, total revenue increased $2,700,314, or 19.6% to $16,460,583 from $13,760,269. The increase in total revenue was primarily attributable to the inclusion of stores acquired and new store openings in fiscal year 1999, inclusion of nine new store openings in fiscal year 2000, and improved same store revenues. Revenue from same stores increased $1,066,996 or 8.7% and accounted for 39.5% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire six months ending January 31, 2000 and 1999. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the stores acquired and opened in fiscal year 1999 accounted for $2,159,772, or 80.0% of the increase. Revenue from the nine new store openings in fiscal year 2000 accounted for $642,340, or 23.8% of the increase. Revenue decreased $1,168,794, or 43.3% for the six-month period due to closing and merging five store locations in fiscal year 1999 and selling three stores in fiscal year 1999, respectively.

       Total costs and operating expenses increased $2,919,390, or 21.9% to $16,253,610 from $13,334,220 and increased 1.8% to 98.7% from 96.9%. The increase was primarily the result of expenses associated with acquired and new store openings in fiscal year 1999, and nine new stores opened during the six months ended January 31, 2000.

       Depreciation of rental merchandise increased $624,570, or 21.0% to $3,600,379 from $2,975,809. Depreciation of rental merchandise expressed as a percent of total revenue increased .2% to 21.9% from 21.7%. Other depreciation and amortization increased $81,923, or 12.1% to $758,615 from $676,692 and as a percentage of total revenue decreased .3% to 4.6% from 4.9%.

       Salaries and wages increased $918,337, or 24.5% to $4,669,585 from $3,751,248 and as a percentage of total store revenue increased 1.1% to 28.4% from 27.3%. Salaries and wages increased $488,245, or 53.2% of the total increase was due to the stores acquired and opened in fiscal year 1999. Additional personnel for the nine new internal stores opened in fiscal year 2000 increased salaries and wages by $368,023, or 40.1% of the total increase. Advertising expense increased $276,666, or 45.0% to $890,921 from $614,255. Advertising expense expressed as a percent of total store revenue increased .9% to 5.4% from 4.5% primarily due to the stores acquired and opened in fiscal year 1999 and the nine new stores opened in the six months ending January 31, 2000, respectively. Occupancy expense increased $242,688, or 28.4% to $1,097,916 from $855,228 and as a percentage of total revenues increased .4% to 6.6% from 6.2% primarily due to stores opened in fiscal year 1999 and fiscal year 2000. Other operating expenses increases $588,225, or 14.8% to $4,556,659 from $3,968,434 and as a percentage of total revenues decreased 1.1% to

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

       27.7% from 28.8%. The increase was primarily attributable to the stores opened in fiscal year 1999 and the nine new stores opened during the six months ended January 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T.

       For the six months ended January 31, 2000 compared to the six months ended January 31, 1999, income from operations before income tax provision decreased $219,076, or 51.4% to $206,973 from $426,049 and as a percentage of total revenues decreased 1.8% to 1.3% from 3.1%. The decrease was primarily due to operating losses of $451,429 from the nine new stores opened in the six months ending January 31, 2000. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of total revenues.

Financial Condition, Liquidity and Capital Resources

       For the six months ended January 31, 2000, the Company's net cash flows from operating activities was $4,798,526 as compared to $5,034,836 for the six months ending January 31, 1999. The decrease was primarily due to an increase in net income as adjusted for non-cash charges offset by increased outflow for working capital commitments.

       For the six months ended January 31, 2000, the Company's net cash flows used in investing activities was $9,070,997 as compared to $6,267,416 for the six months ended January 31, 1999. The Company's investing activities reflects a $247,490 increase in additions to property and equipment and a $3,084,401 increase in the purchase of rental units and equipment for the nine internal store openings during the six months.

       For the six months ended January 31, 2000, the Company's net cash flows provided by financing activities was $4,224,674 as compared to $1,429,018 for the six months ended January 31, 1999. The increase in financing activities principally reflects increased borrowings on the Company's debt to finance the purchase of rental units and equipment for the nine internal store openings during the six months.

       On November 30, 1999, the Company amended its November 18, 1997 Third Amendment to First Amended and Restated Revolving Credit Loan Agreement (the "Agreement") with its senior collateralized lender. In the amendment, the Company extended the maturity date from November 30, 1999 to February 29, 2000 and increased the maximum amount of revolving credit under such loan agreement from $8,500,000 to $9,000,000. On December 28, 1999, the Company further amended the Agreement. In the amendment, the Company revised certain covenants, increased the maximum amount of revolving credit under such agreement from $9,000,000 to $17,500,000 and extended the maturity date from February 29, 2000 to February 28, 2002.

       On December 23, 1999, the Company amended its subordinated note payable to O'Donnell & Masur, LP dated August 18, 1999. In the amendment, the Company extended the maturity date from August 19, 2001 to February 28, 2002.

       Inflation

       Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

Year 2000 Update

         Prior to January 1, 2000, the Company performed an assessment of its critical information technology (IT) and non-IT systems, corrected all deficiencies identified and developed contingency plans for potential Year 2000 issues. To date, the Company has experienced no problems in connection with Year 2000 issues.

         The total cost to make the Company's systems and equipment Year 2000 compliant was approximately $5,000 including software and systems replaced in the Company's normal upgrade cycle. The total cost does not include internal labor costs for employees who spent part of their time working on the Company's Year 2000 project.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

(a)      Exhibits required by Item 601 of Regulation S-K

         27       Financial Data Schedule

         Filed electronically only, not attached to printed reports

(b)      Report on Form 8-k

         (1) On January 13, 2000, the Company filed a Current Report on Form 8-k disclosing its amended and restated revolving credit loan agreement with its senior secured lender.

         (2) On January 13, 2000, the Company filed a Current Report on Form 8-k disclosing its amended subordinated note agreement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.



March 16, 2000


                                  /s/ Beth A. Durrett
                                  -------------------
                                    Beth A. Durrett
                                Chief Financial Officer
                    (Principal Financial Officer and duly authorized
                          to sign on behalf of the Registrant)

                               INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------
    27                   Financial Data Schedule