Form 10-Q
period 2000-04-30
BESTWAY INC
filed 2000-06-14
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    [X]                  SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2000


                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    [ ]                  SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568


                                  BESTWAY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             81-0332743
-------------------------------                             -------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

7800 Stemmons Freeway, Suite 320                                 75247
--------------------------------                              ------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2000, was 1,705,412

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                 APRIL 30, 2000




PART I - FINANCIAL INFORMATION                                                                           PAGE NOS.
                                                                                                         ---------
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

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                   (UNAUDITED)
                                                                    APRIL 30,        JULY 31,
ASSETS                                                                2000             1999
                                                                  -------------    -------------
Cash                                                              $     689,742    $     812,179
Prepaid expenses                                                        134,237          172,226
Deferred income taxes                                                   633,294          871,152
Other assets                                                             85,095           63,202

Rental merchandise, at cost                                          25,678,577       20,164,761
    less accumulated depreciation                                     8,365,714        7,339,287
                                                                  -------------    -------------

                                                                     17,312,863       12,825,474
                                                                  -------------    -------------

Property and equipment, at cost                                       8,612,062        7,247,516
    less accumulated depreciation                                     4,003,242        3,398,724
                                                                  -------------    -------------

                                                                      4,608,820        3,848,792
                                                                  -------------    -------------

Non-competes, net of amortization                                       271,609          262,783
Goodwill, net of amortization                                         2,173,342        2,362,604
                                                                  -------------    -------------

        Total assets                                              $  25,909,002    $  21,218,412
                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $   1,514,257    $   1,384,696
Book overdraft                                                          238,248               --
Accrued interest - related parties                                       20,000           20,667
Income taxes payable                                                     54,619           56,406
Other accrued liabilities                                             1,528,267        1,541,001
Notes payable-related parties                                         3,000,000        3,000,000
Notes payable-other                                                  10,448,063        6,244,012

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                      --               --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at April 30, 2000 and
      July 31, 1999, respectively                                        17,569           17,569
    Paid-in capital                                                  16,124,578       16,124,578
    Less treasury stock, at cost, 51,505 at April 30, 2000
      and 11,200 at July 31, 1999, respectively                        (324,616)         (66,241)
    Accumulated deficit                                              (6,711,983)      (7,104,276)
                                                                  -------------    -------------

        Total stockholders' equity                                    9,105,548        8,971,630
                                                                  -------------    -------------

             Total liabilities and stockholders' equity           $  25,909,002    $  21,218,412
                                                                  =============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                                      (UNAUDITED)
                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                              ----------------------------    ----------------------------
                                                        APRIL 30,                      APRIL 30,
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
Revenues:
    Rental income                             $  9,168,246    $  7,582,359    $ 25,444,442    $ 21,222,966
    Sales of merchandise                           132,392         112,012         316,779         231,674
                                              ------------    ------------    ------------    ------------

                                                 9,300,638       7,694,371      25,761,221      21,454,640
                                              ------------    ------------    ------------    ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                         2,037,814       1,631,210       5,638,193       4,607,019
      Other                                        408,895         347,362       1,167,510       1,024,054
    Cost of merchandise sold                       121,291         103,421         303,742         218,939
    Salaries and wages                           2,474,019       2,081,809       7,143,604       5,833,057
    Advertising                                    442,492         375,530       1,333,413         989,785
    Occupancy                                      590,738         479,293       1,688,654       1,334,521
    Other operating expenses                     2,415,290       2,114,445       6,971,949       6,082,879
    Interest expense                               323,374         203,841         837,727         576,383
    (Gain) loss on sale of property
      and equipment                                 (3,920)        (31,393)        (20,869)        (31,393)
    Gain on sale of assets                         (32,201)           (136)        (32,521)          4,358
                                              ------------    ------------    ------------    ------------

                                                 8,777,792       7,305,382      25,031,402      20,639,602
                                              ------------    ------------    ------------    ------------

Income from operations before
    income tax provision                           522,846         388,989         729,819         815,038
                                              ------------    ------------    ------------    ------------

    Income tax expense                             229,016         172,750         337,526         363,875
                                              ------------    ------------    ------------    ------------

Net income                                    $    293,830    $    216,239    $    392,293    $    451,163
                                              ============    ============    ============    ============

Basic and diluted net income per share        $        .17    $        .12    $        .23    $        .26
                                              ============    ============    ============    ============

Weighted average common
    shares outstanding                           1,717,229       1,744,700       1,729,942       1,748,195
                                              ============    ============    ============    ============

Diluted weighted average common
    shares outstanding                           1,731,117       1,843,630       1,747,650       1,799,505
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

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



For the nine months ended April 30, 2000

                                                                     (UNAUDITED)
                                 --------------------------------------------------------------------------------------
                                       COMMON STOCK                             TREASURY STOCK
                                 -------------------------     PAID-IN      ---------------------------    ACCUMULATED
                                    SHARES       AMOUNT        CAPITAL         SHARES          AMOUNT         DEFICIT
                                 -----------  ------------  -------------   ------------    -----------    ------------
Balance at July 31, 1999           1,756,917  $     17,569  $  16,124,578        (11,200)   $   (66,241)   $ (7,104,276)

Treasury stock purchases                  --            --             --        (40,305)      (258,375)             --

Net income for the nine months
    ended April 30, 2000                  --            --             --             --             --         392,293
                                 -----------  ------------   ------------   ------------    -----------    ------------

Balance at April 30, 2000          1,756,917  $     17,569   $ 16,124,578        (51,505)   $  (324,616)   $ (6,711,983)
                                 ===========  ============   ============   ============    ===========    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                    (UNAUDITED)
                                                                                  NINE MONTHS ENDED
                                                                            ----------------------------
                                                                                     APRIL 30,
                                                                                2000            1999
                                                                            ------------    ------------
Cash flows from operating activities:
    Net income                                                              $    392,293    $    451,163
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                          6,805,703       5,631,073
        Net book value of rental units retired                                 1,772,293       1,771,337
        (Gain) loss on sale of property and equipment                            (20,869)          4,358
        Deferred income taxes                                                    237,858         303,407
        Gain on sale of assets                                                   (32,521)        (31,393)
        Changes in operating assets and liabilities other than cash:
          Prepaid expenses                                                        37,989         (26,915)
          Other assets                                                           (21,893)        (93,118)
          Accounts payable                                                       (84,230)       (343,102)
          Income taxes payable                                                    (1,787)       (139,128)
          Accrued interest payable                                                  (667)          4,500
          Other accrued liabilities                                              (12,734)         46,494
                                                                            ------------    ------------

             Total adjustments                                                   (83,322)       (551,269)
                                                                            ------------    ------------

             Net cash flows from operating activities                          9,071,435       7,578,676
                                                                            ------------    ------------

Cash flows from investing activities:
    Purchase of rental units and equipment                                   (11,749,927)     (6,909,929)
    Additions to property and equipment                                       (1,712,595)     (1,715,955)
    Proceeds from sale of property and equipment                                  37,897          45,036
    Asset purchase net of cash acquired                                         (172,797)       (523,896)
    Proceeds from sale of assets                                                 219,626          90,000
                                                                            ------------    ------------

             Net cash flows used in investing activities                     (13,377,796)     (9,014,744)
                                                                            ------------    ------------

Cash flows from financing activities:
    Proceeds from notes payable                                                4,212,999       2,425,000
    Repayment of notes payable                                                    (8,948)     (1,008,179)
    Treasury stock purchase                                                     (258,375)        (66,241)
    Book overdraft                                                               238,248              --
    Stock issuance                                                                    --          26,625
                                                                            ------------    ------------

             Net cash flows provided by financing activities                   4,183,924       1,377,205
                                                                            ------------    ------------

Cash at beginning of period                                                      812,179         501,119
                                                                            ------------    ------------

Cash at end of period                                                       $    689,742    $    442,256
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

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     REFERENCE TO PREVIOUS DISCLOSURES

       The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Form 10-K, particularly with regard to disclosure relating to significant accounting policies. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.     INCOME PER SHARE

       Basic and diluted income per share is calculated based on the weighted average common shares outstanding during the period. Common stock equivalents (stock options) are not included in the calculation of diluted income per share if their effect would be antidilutive. For the three and nine months ended April 30, 2000, 120,213 and 77,474 shares, respectively of stock options were excluded from the calculation of diluted income per share.

3.     ACQUISITIONS AND DISPOSITIONS

       On October 7, 1999, the Company signed an asset purchase agreement with Panco Electronics and Appliances, Inc. to acquire all rental contracts associated with a single store location in Mississippi for approximately $93,000 in cash.

       On April 20, 2000, the Company entered into an asset purchase agreement with BHC, Inc. to acquire all rental contracts associated with a single store located in Mississippi for approximately $80,219 in cash.

       The acquisitions have been accounted for under the purchase method and, accordingly, the operating results from the acquired stores are included in the accompanying consolidated statements of income from the date of acquisitions.

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

       The Company did not recognize a significant gain or loss on the dispositions.

4.     RENTAL MERCHANDISE

       Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       basis over the term of the rental agreement ranging from 12 to 24 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

       Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the three and nine months ended April 30, 2000 and 1999, $338,980 and $831,292, respectively, and $231,147 and $744,616, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of income.

5.     COMMON STOCK

       During the nine months ending April 30, 2000, the Company repurchased 40,305 shares of its common stock in the open market at a cost of $258,375.

6.     NOTES PAYABLE

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

7.     SUBSEQUENT EVENTS

       On May 10, 2000, the Company signed an asset purchase argument with Cato TV and Appliance to acquire all rental contracts associated with a single store location in Tennessee for approximately $150,000.

       On May 19, 2000, the Company signed an asset purchase agreement with Rent-A-Center, Inc. to acquire all rental contracts associated with a single store location in Tennessee for approximately $173,695.

       On May 19, 2000, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store location in Tennessee. The Company received $153,930 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

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

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Income, expressed as a percentage of revenues:

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              -----------------------   ------------------------
                                                                      APRIL 30,                  APRIL 30,
                                                                2000          1999         2000          1999
                                                              ---------    ----------   ----------    ----------
        Revenues:
          Rental income                                            98.6%         98.5%        98.8%         98.9%
          Sales of merchandise                                      1.4           1.5          1.2           1.1
                                                              ---------    ----------   ----------    ----------

               Total revenues                                     100.0         100.0        100.0         100.0
                                                              ---------    ----------   ----------    ----------

        Cost and operating expenses:
          Depreciation and amortization:
             Rental merchandise                                    21.9          21.2         21.9          21.5
             Other                                                  4.4           4.5          4.5           4.8
          Cost of merchandise sold                                  1.3           1.3          1.2           1.0
          Salaries and wages                                       26.6          27.1         27.7          27.2
          Advertising                                               4.7           4.9          5.2           4.6
          Occupancy                                                 6.3           6.2          6.6           6.2
          Other operating expenses                                 26.0          27.5         27.0          28.3
          Interest expense                                          3.5           2.6          3.3           2.7
          Gain on sale of property and equipment                     --          (0.4)        (0.1)         (0.1)
          Gain on sale of assets                                   (0.3)           --         (0.1)           --
                                                              ---------    ----------   ----------    ----------

               Total cost and operating expenses                   94.4          94.9         97.2          96.2
                                                              ---------    ----------   ----------    ----------

        Income from operations before income tax provision          5.6           5.1          2.8           3.8
                                                              ---------    ----------   ----------    ----------

               Income tax expense                                   2.5           2.3          1.3           1.7
                                                              ---------    ----------   ----------    ----------

               Net income                                           3.1%          2.8%         1.5%          2.1%
                                                              =========    ==========   ==========    ==========

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T.

       Comparison of Three Months Ended April 30, 2000 and 1999

       For the three months ended April 30, 2000 compared to the three months ended April 30, 1999, total revenue increased $1,606,267 or 20.9% to $9,300,638 from $7,694,371. The increase in total revenue was primarily attributable to the inclusion of stores acquired and new store openings in fiscal year 1999, inclusion of nine new store openings in fiscal year 2000, and improved same store revenues. Revenue from same stores increased $539,158 or 7.5% and accounted for 33.6% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire quarter ending April 30, 2000 and 1999. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the stores opened in fiscal year 1999 accounted for $645,647, or 40.2% of the increase. Revenue from the nine new store openings in fiscal year 2000 accounted for $922,296, or 57.4% of the increase. Revenue decreased $500,834, or 31.2% due to closing and merging five store locations in fiscal year 1999 and selling three stores in fiscal year 1999, respectively.

       Total costs and operating expenses increased $1,472,410, or 20.2% to $8,777,792 from $7,305,382 and decreased .5% as a percentage of total revenues to 94.4% from 94.9%. The increase was primarily the result of expenses associated with acquired and new store openings in fiscal year 1999, and nine new stores opened in fiscal year 2000.

       Depreciation of rental merchandise increased $406,604, or 24.9% to $2,037,814 from $1,631,210. Depreciation of rental merchandise expressed as a percent of total revenue increased .7% to 21.9% from 21.2%. Other depreciation and amortization increased $61,533, or 17.7% to $408,895 from $347,362 and as a percentage of total revenue decreased .1% to 4.4% from 4.5%.

       Salaries and wages increased $392,210, or 18.8% to $2,474,019 from $2,081,809 and as a percentage of total store revenue decreased .5% to 26.6% from 27.1%. Salaries and wages increased $106,304, or 27.1% of the total increase was due to the stores opened in fiscal year 1999. Additional personnel for the nine new internal stores opened in fiscal year 2000 increased salaries and wages by $229,077 or 58.4% of the total increase. Advertising expense increased $66,962, or 17.8% to $442,492 from $375,530. Advertising expense expressed as a percent of total store revenue decreased .2% to 4.7% from 4.9% primarily due to the stores acquired and opened in fiscal year 1999 and the nine new stores opened in fiscal year 2000, respectively. Occupancy expense increased $111,445, or 23.3% to $590,738 from $479,293 and as a percentage of total revenues increased .1% to 6.3% from 6.2% primarily due to stores opened in fiscal year 1999 and fiscal year 2000. Other operating expenses increased $300,845, or 14.2% to $2,415,290 from $2,114,445 and as a percentage of total revenues decreased 1.5% to 26.0% from 27.5%. The increase was primarily attributable to the stores opened in fiscal year 1999 and fiscal year 2000.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T.

       For the quarter ended April 30, 2000 compared to the quarter ended April 30, 1999, income from operations before income tax provision increased $133,857, or 34.4% to $522,846 from $388,989 and as a percentage of total revenues increased .5% to 5.6% from 5.1%. The increase was primarily due to operating profits of $86,067 from the nine new stores opened in fiscal year 2000.

       Comparison of Nine Months Ended April 30, 2000 and 1999

       For the nine months ended April 30, 2000 compared to the nine months ended April 30, 1999, total revenue increased $4,306,581, or 20.1% to $25,761,221 from $21,454,640. The increase in total revenue was primarily attributable to the inclusion of stores acquired and new store openings in fiscal year 1999, inclusion of nine new store openings in fiscal year 2000, and improved same store revenues. Revenue from same stores increased $1,470,432 or 7.8% and accounted for 34.1% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the nine months ending April 30, 2000 and 1999. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the stores acquired and opened in fiscal year 1999 accounted for $3,004,059, or 69.8% of the increase. Revenue from the nine new store openings in fiscal year 2000 accounted for $1,564,636, or 36.3% of the increase. Revenue decreased $1,732,546, or 40.2% for the nine-month period due to closing and merging five store locations in fiscal year 1999 and selling three stores in fiscal year 1999, respectively.

       Total costs and operating expenses increased $4,391,800, or 21.3% to $25,031,402 from $20,639,602 and increased 1.0% as a percentage of total revenues to 97.2% from 96.2%. The increase was primarily the result of expenses associated with acquired and new store openings in fiscal year 1999, and nine new stores opened during the nine months ended April 30, 2000.

       Depreciation of rental merchandise increased $1,031,174, or 22.4% to $5,638,193 from $4,607,019. Depreciation of rental merchandise expressed as a percent of total revenue increased .4% to 21.9% from 21.5%. Other depreciation and amortization increased $143,456, or 14.0% to $1,167,510 from $1,024,054 and as a percentage of total revenue decreased .3% to 4.5% from 4.8%.

       Salaries and wages increased $1,310,547, or 22.5% to $7,143,604 from $5,833,057 and as a percentage of total store revenue increased .5% to 27.7% from 27.2%. Salaries and wages increased $602,844, or 46.0% of the total increase due to the stores acquired and opened in fiscal year 1999. Additional personnel for the nine new internal stores opened in fiscal year 2000 increased salaries and wages by $597,100, or 45.6% of the total increase. Advertising expense increased $343,628, or 34.7% to $1,333,413 from $989,785. Advertising expense expressed as a percent of total store revenue increased .6% to 5.2% from 4.6% primarily due to the stores acquired and opened in fiscal year 1999 and the nine new stores opened in the nine months ending April 30, 2000, respectively. Occupancy expense increased $354,133, or 26.5% to $1,688,654 from $1,334,521 and as a percentage of total revenues increased .4% to 6.6% from 6.2% primarily due to stores opened in fiscal year 1999 and fiscal year 2000. Other operating expenses increases $889,070, or 14.6% to $6,971,949 from $6,082,879 and as a percentage of total revenues decreased 1.3% to 27.0% from 28.3%. The increase was primarily attributable to the stores opened in fiscal year 1999 and the nine new stores opened during the nine months ended April 30, 2000.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T.

       For the nine months ended April 30, 2000 compared to the nine months ended April 30, 1999, income from operations before income tax provision decreased $85,219, or 10.5% to $729,819 from $815,038 and as a percentage of total revenues decreased 1.0% to 2.8% from 3.8%. The decrease was primarily due to operating losses of $365,362 from the nine new stores opened in the nine months ending April 30, 2000. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of total revenues.

       Financial Condition, Liquidity and Capital Resources

       For the nine months ended April 30, 2000, the Company's net cash flows from operating activities was $9,071,435 as compared to $7,578,676 for the nine months ending April 30, 1999. The increase was primarily due to increased cash flow from the stores acquired and opened in fiscal years 1999 and 2000 along with decreased outflow for working capital commitments.

       For the nine months ended April 30, 2000, the Company's net cash flows used in investing activities was $13,377,796 as compared to $9,014,744 for the nine months ended April 30, 1999. The Company's investing activities reflects a $4,839,998 increase in the purchase of rental units and equipment for the nine internal store openings during the nine months.

       For the nine months ended April 30, 2000, the Company's net cash flows provided by financing activities was $4,183,924 as compared to $1,377,205 for the nine months ended April 30, 1999. The increase in financing activities principally reflects increased borrowings on the Company's debt to finance the purchase of rental units and equipment for the nine internal store openings during the nine months.

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


                                  BESTWAY, INC.








June 14, 2000


                               /s/ Beth A. Durrett
                             -------------------------
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                              DOCUMENT
-------              ----------------------------------------
  27                 Financial Data Schedule
                        Filed electronically only, not attached to printed reports.