Form 10-K
period 2000-07-31
BESTWAY INC
filed 2000-10-30
CIK 4344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ----------
                                   FORM 10-K
                                  ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                         Commission file number 0-8568
                                  ----------
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

                                  ----------

       Registrant's telephone number, including area code: (214) 630-6655

                                  ----------
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:


                                (TITLE OF CLASS)
                          Common Stock, $.01 par value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of voting common stock held by non-affiliates of the registrant as of October 26, 2000 was approximately $1,768,895.

       The number of shares of Common Stock, $.01 par value, outstanding as of October 26, 2000 was 1,696,272.


                      DOCUMENTS INCORPORATED BY REFERENCE

       Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders of Bestway, Inc., which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2000.

BESTWAY, INC.                                                         FORM 10-K
-------------------------------------------------------------------------------



                               TABLE OF CONTENTS

                                                                                   PAGE(S)
                                                                                   -------
PART I

     Item 1.    Business                                                             3-5
     Item 2.    Properties                                                             5
     Item 3.    Legal Proceedings                                                      5
     Item 4.    Submission of Matters to a Vote of Security Holders                    5


PART II

     Item 5.    Market for Registrant's Common Stock and Related
                  Security Holder Matters                                              6
     Item 6.    Selected Financial Data                                                6
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               7-13
     Item 8.    Financial Statements and Supplementary Data                           13
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                 13


PART III

     Item 10.   Directors and Executive Officers of the Registrant                    13
     Item 11.   Executive Compensation                                                13
     Item 12.   Security Ownership of Certain Beneficial Owners and Management        14
     Item 13.   Certain Relationships and Related Transactions                        14


PART IV

     Item 14.   Exhibits and Reports on Form 8-K                                      15


SIGNATURES                                                                            16


BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

       GENERAL

       Bestway, Inc. and its consolidated subsidiaries ("Bestway" or the "Company") has been engaged in the rental-purchase industry since 1987. The Company owns and operates a total of seventy-seven stores located in the states of Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The stores' operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company is a Delaware corporation and its principal executive offices are located at 7800 Stemmons Freeway, Suite 320, Dallas, Texas 75247.

       The Company's rental-purchase program offers brand name durable household goods, electronics, appliances and jewelry to customers on a week-to-week or month-to-month basis. These products are furnished to customers under full-service rental agreements which require that the charge for each rental period be paid in advance, but no additional advance payment or security deposit is required. At the end of each rental period, the customer has the option of retaining the product for an additional rental period or returning the product without further obligation. If the product is returned, it is serviced and then offered for rent to another customer. The rental agreements contain options under which customers may own the merchandise under specified terms. The Company's rental agreements typically have a 12 to 24 month term with weekly or monthly payment options. The most distinguishing factor of this form of retailing is the cancelability of the rental agreement at any time without further obligation by returning the product to the dealer. The industry primarily serves customers in the low to middle income sector who may have a need for a product, but do not wish or are unable to purchase it for cash or on credit.

       PRODUCTS

       The Company generally purchases products directly from the manufacturers and local distributors. Products offered by the Company include a wide variety of brands, styles and models of television sets, audio equipment, video cassette recorders, washers and dryers, refrigerators and freezers, microwave ovens, furniture and jewelry. Although the Company presently expects to continue relationships with its existing suppliers, there are numerous sources of products, and the Company does not believe its operations are dependent on any one or more of its present suppliers.

       ADVERTISING

       The Company markets its products and services by selecting prominent store locations in retail shopping areas on main traffic thoroughfares near targeted customers' residences or job locations. Substantially all of the advertising is developed and produced by the Company's in-house advertising department. Additionally, the Company solicits new business by acquainting potential customers with the Company's products and services through mailing lists and local media advertising programs. The Company also has programs which reward existing customers with rental discounts or cash payments for the referral of new customers.

       COMPETITION

       The rental-purchase industry is highly competitive. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms. Several of the Company's competitors are national or regional companies and some have significantly greater financial

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------

and operating resources and name recognition than the Company. In addition, the Company faces competition from sources outside the rental-purchase industry, such as department stores, discount stores and retail outlets. These competitors may offer an installment sales program or may compete with the Company simply on the basis of product and price. There is no assurance that the Company will be able to compete successfully against these competitors. Because capital and other requirements for entry into the rental-purchase industry is relatively low, competition may arise from new sources not currently competing with the Company. Increased competition could have a material adverse effect on the Company's sales and profitability.

       PERSONNEL

       At July 31, 2000 the Company employed approximately 338 full-time employees, of which 16 are located at the corporate office in Dallas, Texas. The Company has various incentive programs for all personnel. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

       COMPANY STORES

       The number of stores operated by the Company has increased from 70 as of July 31, 1999 to 77 as of July 31, 2000. The following table shows the number of stores opened, acquired and closed during the year.

                                NUMBER OF
                                  Stores
                                ---------
       Open at July 31, 1999           70
       Opened                          12
       Closed                           1
       Sold                             4
                                ---------

       Open at July 31, 2000           77
                                ---------



       REGULATION

       Federal Regulation - No federal legislation has been enacted regulating or otherwise governing rental-purchase transactions. The Company instructs its managers in procedures required by applicable law through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects. Management believes that in the unlikely event federal legislation is enacted regulating rental-purchase transactions as credit sales, the Company would be able to adapt to the new laws and remain profitable by repositioning itself as a rent-to-rent business.

       State Regulation - There are currently 46 states that have legislation regulating rental-purchase transactions. The Company currently operates its stores in states that have enacted laws specifically regulating rental-purchase transactions. The Company's policy is to operate only in states where there is an absence of unfavorable legislation regarding rental-purchase transactions. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a material adverse effect on the Company.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


       SERVICE MARK

       The Company owns the federally registered service mark "Bestway Rental". The Company believes that the Bestway Rental mark has acquired significant market recognition and goodwill in the communities in which its stores are located.

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

       The Company's store locations by state at July 31, 2000, are as follows:


                                                 NUMBER OF
              STATE                               STORES
              -----                              ---------
        Alabama                                         22
        Arkansas                                         2
        Georgia                                          2
        Mississippi                                     13
        North Carolina                                  14
        South Carolina                                   7
        Tennessee                                       17
                                                 ---------
        Open at July 31, 2000                           77
                                                 ---------


ITEM 3. LEGAL PROCEEDINGS

       There are no legal proceedings other than ordinary routine litigation incidental to the Company's business to which the Company or any of its subsidiaries is a party or to which any of its property is subject. To the Company's knowledge, no litigation has been threatened against the Company or any of its subsidiaries other than routine actions and administrative proceedings, which in the aggregate, are not expected to have a material adverse effect on the business or financial condition of the Company.

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

                                    Year ended July 31, 2000        Year ended July 31, 1999
                                    ------------------------        ------------------------
                                       High            Low             High            Low
                                    ---------       --------        ---------        -------
        First Quarter               $   6-1/2       $ 6-3/16        $   6-1/2        $ 6-1/4
        Second Quarter              $   7-1/2       $      5        $   9-1/4        $     5
        Third Quarter               $ 6-15/16       $ 5-3/16        $  11-1/2        $     6
        Fourth Quarter              $   6-5/8       $      5        $   9-1/2        $     6

       At July 31, 2000, there were 425 stockholders of record of the Company's Common Stock.

       The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for operations. The Company is a party to a loan agreement which prohibits the payment of cash dividends on Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  FISCAL YEAR ENDED JULY 31,
                                          ---------------------------------------------------------------------------
                                              2000            1999            1998           1997             1996
                                          -----------     -----------     -----------    ------------     -----------
        Revenues from continuing
          operations                      $34,909,758     $29,365,753     $25,875,934    $24,662,812      $18,923,852
        Income from continuing
          operations before income tax      1,068,199       1,107,509       1,381,813        320,004          902,903
        Current income tax expense            180,845          94,713         155,064         34,322           49,099
        Deferred income tax
          expense                             397,413         397,912         433,012        119,622          321,574
        Loss from discontinued
          operations, net of taxes                 --              --              --             --          394,568
        Net income                            489,941         614,884         793,737        166,060          137,662
        Basic and diluted net income
          per share                              0.28            0.35            0.45           0.10             0.09
        Cash flows provided by
          operations                       12,759,621      11,320,309       9,478,714      9,895,993        7,365,631
        Total assets                       25,617,543      21,218,412      18,673,950     18,373,967       18,925,440
        Notes payable                      13,294,945       9,244,012       8,230,043      8,171,945        9,048,928
        Stockholder's equity                9,174,511       8,971,630       8,396,362      7,594,500        7,417,190

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

       The Company currently operates 77 rental-purchase stores located in seven states. The number of stores operated by the Company has increased from 35 as of July 31, 1995 to 77 as of July 31, 2000. During the year ended July 31, 2000, the Company opened twelve new store locations, closed one store, and sold four stores.

       The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of revenues.


                                                                             YEAR ENDED JULY 31,
                                                                         ------------------------
                                                                          2000               1999
                                                                         -----              -----
        Revenues:
           Rental income                                                  98.7%             99.0%
           Sales of merchandise                                            1.3                1.0
                                                                         -----              -----
               Total revenues                                            100.0              100.0

        Cost and operating expenses:
           Depreciation and amortization:
             Rental merchandise                                           21.9               21.5
             Other                                                         4.6                4.7
           Cost of merchandise sold                                        1.2                1.0
           Salaries and wages                                             27.7               27.5
           Advertising                                                     5.1                4.4
           Occupancy                                                       6.3                6.5
           Other operating expenses                                       27.0               28.1
           Interest expense                                                3.2                2.7
           (Gain) loss on sale of property and equipment                     -                  -
           Gain on sale of assets                                            -               (0.2)
                                                                         -----              -----
               Total cost and operating expenses                          97.0               96.2
                                                                         -----              -----

        Income before income tax provision                                 3.0                3.8
                                                                         -----              -----
           Current income tax expense                                      0.5                0.3
           Deferred income tax expense                                     1.1                1.4
                                                                         -----              -----
               Net income                                                  1.4%              2.1%
                                                                         =====              =====

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


       RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2000 COMPARED TO 1999

       For the fiscal year ended July 31, 2000 compared to the fiscal year ended July 31, 1999, total revenue increased $5,544,005, or 18.9%, to $34,909,758 from
$29,365,753. The increase in total revenue was primarily attributable to the inclusion of two stores acquired and eleven new store openings in fiscal year 1999, the inclusion of twelve new store openings in fiscal year 2000, and improved same store revenues offset by decreased revenue due to selling four store locations and merging one location in fiscal year 2000. Revenue from the two stores acquired in 1999 accounted for $453,617, or 8.2% of the increase. Revenue from the eleven new store openings in fiscal year 1999 accounted for $3,373,157, or 60.8% of the increase. Revenue from the twelve new store openings in fiscal year 2000 accounted for $2,632,600, or 47.5% of the increase. The increase in revenue from new stores is primarily a result of an increase in customers and the inclusion of a full year's results for stores opened in 1999. Revenue from same stores improved $1,396,560, or 5.8% and accounted for 25.2% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire year ending July 31, 2000 and 1999. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue decreased $2,311,929, or 41.7%, due to selling four locations and merging one location in fiscal year 2000, respectively.

       The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 2000, approximately 17% of the Company's rental revenue was derived from appliances, 25% from home furniture, 28% from electronics, 11% from various other products including jewelry and 19% from various services and charges to rental customers including reinstatement fees, club program and liability waiver fees.

       Total costs and operating expenses increased $5,583,315, or 19.8%, to $33,841,559 from $28,258,244 and increased .8% as a percentage of total revenues to 97.0% from 96.2%. The increase was primarily the result of expenses associated with the twelve stores opened in fiscal year 2000.

       Depreciation of rental merchandise increased $1,329,761, or 21.1% to $7,642,889 from $6,313,128. Depreciation of rental merchandise expressed as a percent of total revenue increased .4% to 21.9% from 21.5%. Other depreciation and amortization increased $251,414, or 18.4% to $1,618,166 from $1,366,752 and as a percentage of total revenue decreased .1% to 4.6% from 4.7%.

       Salaries and wages increased $1,579,701, or 19.6%, to $9,659,144 from $8,079,443 and as a percentage of total store revenue increased .2% to 27.7% from 27.5%. Additional personnel for the twelve new internal stores opened in fiscal year 2000 increased salaries and wages by $895,387, or 56.7% of the total increase. Salaries and wages increased $623,461, or 39.5% of the total increase due to additional personnel for the eleven new internal stores opened and the two stores acquired in fiscal year 1999, respectively. Salaries and wages increased $351,136, or 22.2% of the total increase due to higher staffing costs associated with higher turnover in same stores during fiscal year 2000. Salaries and wages decreased $360,963, or 22.9%, due to selling four locations and merging one location in fiscal year 2000, respectively. Advertising expense increased $481,068, or 36.9%, to $1,786,361 from $1,305,293. Advertising expense expressed as a percent of total store revenue increased .7% to 5.1% from 4.4% primarily due to the twelve and eleven new stores opened in fiscal year 2000 and fiscal year 1999, respectively. Occupancy expense increased $302,039, or 15.9%, to $2,198,247 from $1,896,208 and as a percentage of total revenues decreased
 .2% to 6.3% from 6.5% primarily due to the twelve and eleven new stores opened in fiscal year 2000 and fiscal year 1999, respectively. Other operating expenses increased $1,166,337, or 14.1%, to $9,429,515 from $8,263,178 and as a percentage of total revenues decreased 1.1% to 27.0% from 28.1%. The increase was primarily attributable to the twelve new stores opened in fiscal year 2000 and increased write-offs of rental merchandise. Interest expense

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------



increased $314,768, or 39.5%, to $1,111,379 from $796,611 and as a percentage of total revenue increased .5% to 3.2% from 2.7%. The increase in interest expense is primarily attributable to the indebtedness related to the internal new store locations in fiscal year 2000 and fiscal year 1999, respectively.

         For the fiscal year ended July 31, 2000 compared to the fiscal year ended July 31, 1999, income from operations before income tax provision decreased $39,310, or 3.5%, to $1,068,199 from $1,107,509 and as a percentage of total revenues decreased .8% to 3.0% from 3.8%. The Company experienced operating losses of $397,721 from the twelve new stores opened in fiscal year 2000. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of revenues.

         For the fiscal year ended July 31, 2000 compared to the fiscal year ended July 31, 1999, income tax expense increased $85,633, or 17.4%, to $578,258 from $492,625 and as a percentage of total revenues decreased .1% to 1.6% from 1.7%.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the fiscal year ended July 31, 2000, the Company's net cash flows from operating activities was $12,759,621 as compared to $11,320,309 for the fiscal year ended July 31, 1999. The increase was primarily due to increased cash flow from the stores acquired and opened in fiscal years 2000 and 1999 offset by increased outflow for working capital commitments.

       For the fiscal year ended July 31, 2000, the Company's net cash flows used in investing activities was $16,356,631 as compared to $11,983,602 for the year ended July 31, 1999. The Company's investing activities reflects a $3,938,439 increase in the purchase of rental units and equipment and a $595,193 increase in additions to property and equipment primarily for the twelve new internal store openings during the year.

       For the fiscal year ended July 31, 2000, the Company's net cash flows provided by financing activities was $3,763,873 as compared to $974,353 for the year ended July 31, 1999. The increase in financing activities principally reflects increased borrowings on the Company's debt to finance the purchase of rental units and equipment for the twelve internal store openings during fiscal year 2000.

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

       On April 20, 2000, the Company entered into an asset purchase agreement with BHC, Inc. to acquire all rental contracts associated with a single store located in Mississippi for approximately $80,000 in cash.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


       On May 10, 2000, the Company signed an asset purchase agreement with Cato TV and Appliance to acquire all rental contracts associated with a single store location in Tennessee for approximately $150,000.

       On May 19, 2000, the Company signed an asset purchase agreement with Rent-A-Center, Inc. to acquire all rental contracts associated with a single store location in Tennessee for approximately $174,000.

       On July 12, 2000, the Company signed an asset purchase agreement with AROA, Inc. to acquire all rental contracts associated with a single store location in Alabama for approximately $53,000.

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

       On May 19, 2000, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store location in Tennessee. The Company received $153,930 in cash for all the assets involved in the daily operation of the stores including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

       On July 12, 2000, the Company entered into an asset purchase agreement with AROA, Inc. to sell all the assets of one store location in Alabama. The Company received $76,839 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

       INFLATION

       Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


       RECENTLY ISSUED ACCOUNTING PRINCIPLES

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. SFAS No. 133, as amended, will be effective for fiscal quarters or years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidances on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not anticipate that SAB 101 will have a material impact on the Company's consolidated financial statements.

       In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management does not anticipate that this interpretation will have a material impact on the Company's consolidated financial statements.

       In September 2000, the FASB issued SFAS No. 140, Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities - a replacement of FASB Statement No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this statement to have a material effect on the Company's consolidated financial statements.

       RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 1999 COMPARED TO 1998

       For the fiscal year ended July 31, 1999 compared to the fiscal year ended July 31, 1998, total revenue increased $3,489,819, or 13.5%, to $29,365,753 from $25,875,934. The increase in total revenue was primarily attributable to the inclusion of two stores purchased in the fourth quarter of fiscal year 1998, inclusion of two stores purchased in the second quarter of fiscal year 1999, inclusion of eleven new stores openings in fiscal year 1999 and improved same store revenues. Revenue from same stores improved $2,087,604, or 8.9%, and accounted for 59.8% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire year ending July 31, 1999 and 1998. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue from the two stores purchased in the fourth quarter of fiscal 1998 accounted for $450,811, or 12.9% of the increase. Revenue from the two stores

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


purchased in the second quarter of fiscal year 1999 accounted for $621,774, or 17.8% of the increase. Revenue from the eleven new store openings in fiscal year 1999 accounted for $1,178,701, or 33.8% of the increase. Revenue decreased $849,071, or 24.3%, due to closing and merging one store location in fiscal year 1998, closing and merging five store locations in fiscal year 1999 and selling three stores in fiscal year 1999, respectively.

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

       Total costs and operating expenses increased $3,764,123, or 15.4%, to $28,258,244 from $24,494,121 and increased 1.5% as a percentage of total revenues to 96.2% from 94.7%. The increase was primarily the result of expenses associated with the two stores acquired and eleven stores opened in fiscal year 1999.

       Depreciation of rental merchandise increased by $669,829, or 11.9%, to $6,313,128 from $5,643,299. Depreciation of rental merchandise expressed as a percent of total store revenue decreased .3% to 21.5 from 21.8%. Other depreciation and amortization decreased $153,039, or 10.1%, to $1,366,752 from $1,519,791 and as a percentage of total store revenue decreased 1.2% to 4.7% from 5.9%. The decrease was primarily due to the full amortization of certain noncompetes at the end of fiscal year 1998.

       Salaries and wages increased $1,460,747 or 22.1%, to $8,079,443, from $6,618,696. Salaries and wages expressed as a percent of total store revenue increased 1.9% to 27.5% from 25.6%. Salaries and wages increased by $231,241, or 15.8% of the total increase due to additional personnel for the stores acquired in the fourth quarter of fiscal year 1998 and for the stores acquired in the second quarter of fiscal year 1999. Additional personnel for the eleven new internal stores opened in fiscal year 1999 increased salaries and wages by $477,124, or 32.7% of the total increase. Salaries and wages increased $440,476, or 30.2% of the total increase due to additional personnel at the Company's same stores necessitated by the increase in the number of items on rent. Advertising expense increased $437,778, or 50.5%, to $1,305,293 from $867,515. Advertising expense expressed as a percent of total store revenue increased 1.1% to 4.4% from 3.3% primarily due to the stores acquired in the fourth quarter of 1998, stores acquired in the second quarter of 1999 and the eleven new internal stores opened in fiscal year 1999. Occupancy expense increased $327,338, or 20.9%, to $1,896,208 from $1,568,870 and as a percentage of total revenues increased .4% to 6.5% from 6.1% primarily due to stores acquired and opened in fiscal year 1999. Other operating expenses increased $1,081,615, or 15.1%, to $8,263,178 from $7,181,563 and as a percentage of total revenues increased .3% to 28.1% from 27.8%. The increase was primarily attributable to the acquired and new stores offset by decreases in expenses relating to the write-off of rental merchandise and insurance premiums.

       For the fiscal year ended July 31, 1999 compared to the fiscal year ended July 31, 1998, income from operations before income tax provision decreased $274,304, or 19.9%, to $1,107,509 from $1,381,813 and as a percentage of total revenues decreased 1.5% to 3.8% from 5.3%. The decrease was primarily due to operating losses of $307,963 from the eleven new internal store openings during fiscal 1999. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of revenues.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company has exposure to market risk associated with the floating rate portion of the interest charged on its Revolving Credit Loan Agreement. At July 31, 2000, the Company had $10,200,000 outstanding on its Revolving Credit Loan Agreement at an interest rate of prime plus .75%, and the fair value of the obligation outstanding approximates its related carrying value because the obligation bears interest at the current market rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2000, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2000, and is incorporated herein by reference.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2000, and is incorporated herein by reference.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following are filed as Exhibits to this Annual Report filed as Form 10-K for the year ended July 31, 2000.

       (b) Exhibits

            EXHIBIT
            NUMBER                               DOCUMENT
          ----------     ------------------------------------------------------
              3.1        Amended and Restated Certificate of Incorporation of
                         Bestway, incorporated by reference to Bestway's Current
                         Report on Form 8-K, filed September 2, 1993.

              3.2 Amended and Restated Bylaws of Bestway, incorporated by reference incorporated by reference to Bestway's Annual Report on Form 10-K, for the year ended December 31, 1984.

              4.1 Specimen stock certificate representing shares of Bestway's Registration Statement on Form S-8, filed June 22, 1995.

              10.1 Incentive Stock Oprion Plan of Bestway, incorporated by reference to Bestway's Registration Statement on Form S-8, filed June 22, 1995.

              10.2 Form of Incentive Stock Option Agreement pursuant to Incentive Stock Option Plan, incorporated by reference to Betway's Registration Statement on Form S-8, filed June 22, 1995.

              10.3 First Amendment to the First Amended and Restated Revolving Credit Loan, dated March 15, 1995, by and between Bestway and Comerica Bank- Texas, incorporated by reference to Bestway's Quarterly Report on Form 10-Q for the period ended April 30, 1995.

              10.4 Second Amendment to the First Amended and Restated Revolving Credit Loan, dated March 15, 1995, by and between Bestway and Comerica Bank- Texas, incorporated by reference to Bestway's Current Report on Form 8-K, filed April 25, 1996.

              10.5 Third Amendment to the First Amended and Restated Revolving Credit Loan, dated March 15, 1995, by and between Bestway and Comerica Bank- Texas, incorporated by reference to Bestway's Current Report on Form 8-K, filed December 1, 1997.

              10.6 Fifth Amendment to the First Amended and Restated Revolving Credit Loan, dated March 15, 1995, by and between Bestway and Comerica Bank- Texas, incorporated by reference to Bestway's Current Report on Form 8-K, filed January 13, 2000.

              10.7 First Amended and Restated Promissory Note, dated August 19, 1997, between O'Donnell & Masur, L.P. and Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K, for the year ended July 31, 1997.

              10.8 Extension Agreement for the First Amended and Restated Promissory Note, dated August 19, 1997, between O'Donnell & Masur, L.P. and Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K for the year ended July 31, 1999.

              10.9* Modification letter dated October 19, 2000 modifying certain covenants of the Loan Agreement between Comerica Bank-Texas and Bestway.

              21*        Subsidiaries

              23*        Consent of PricewaterhouseCoopers LLP

              27*        Financial Data Schedule
                           Filed electonrically only, not attached to printed reports.

----------
*Filed herewith


       (c) Reports on Form 8-K
       Current Report on Form 8-K of Bestway Inc., dated January 13, 2000.

BESTWAY, INC.                                                         FORM 10-K
--------------------------------------------------------------------------------


       SIGNATURES

       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BESTWAY, INC.


October 30, 2000                       /s/ R. Brooks Reed
                                       -----------------------------------------
                                       R. BROOKS REED, CHAIRMAN OF THE BOARD
                                       OF DIRECTORS AND CHIEF EXECUTIVE OFFICER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of October 2000.


            SIGNATURE                                 TITLE
            ---------                                 -----

       /s/ R. Brooks Reed                  Chairman of the Board of Directors
----------------------------------         and Chief Executive Officer
         R. BROOKS REED

        /s/ Jack E. Meyer                  Director
----------------------------------
          JACK E. MEYER

     /s/ James A. O'Donnell                Director
----------------------------------
       JAMES A. O'DONNELL

    /s/ Bernard J. Hinterlong              Director
----------------------------------
      BERNARD J. HINTERLONG

     /s/ Teresa A. Sheffield               President and Chief Operating Officer
----------------------------------
       TERESA A. SHEFFIELD

       /s/ Beth A. Durrett                 Chief Financial Officer
----------------------------------
         BETH A. DURRETT

       /s/ Joe R. McElroy                  Vice President - Real Estate
----------------------------------
         JOE R. MCELROY

      /s/ Vincent E. Jarbo                 Regional Vice President
----------------------------------
        VINCENT E. JARBO

      /s/ Rhonda M. Wilson                 Regional Vice President
----------------------------------
        RHONDA M. WILSON

BESTWAY, INC.                                                         FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                                                               PAGE(S)
                                                                               -------
Report of Independent Accountants                                                F-1

Financial Statements:

       Consolidated Balance Sheets as of July 31, 2000 and 1999                  F-2

       Consolidated Statements of Income for the years ended
         July 31, 2000, 1999 and 1998                                            F-3

       Consolidated Statements of Cash Flows for the years ended
         July 31, 2000, 1999 and 1998                                            F-4

       Consolidated Statements of Stockholders' Equity for the years
         ended July 31, 2000, 1999 and 1998                                      F-5

       Notes to Consolidated Financial Statements                              F-6-F-16

Exhibit 21                                                                       F-17

SIGNATURES                                                                       F-18

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Bestway, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Bestway, Inc. and its subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP






Dallas, Texas
October 13, 2000

BESTWAY, INC.                                                         FORM 10-K

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                                JULY 31,
                                                                    --------------------------------
                                                                         2000                1999
                                                                    ------------        ------------
ASSETS

Cash and cash equivalents                                           $    979,042        $    812,179
Prepaid expenses                                                         176,833             172,226
Deferred income taxes                                                    473,739             871,152
Other assets                                                             117,901              63,202

Rental merchandise, at cost                                           25,025,924          20,164,761
    less accumulated depreciation                                      8,771,578           7,339,287
                                                                    ------------        ------------
                                                                      16,254,346          12,825,474
                                                                    ------------        ------------
Property and equipment, at cost                                        9,334,006           7,247,516
    less accumulated depreciation                                      4,147,614           3,398,724
                                                                    ------------        ------------
                                                                       5,186,392           3,848,792
                                                                    ------------        ------------
Non-competes, net of amortization                                        378,273             262,783
Goodwill, net of amortization                                          2,051,017           2,362,604
                                                                    ------------        ------------
        Total assets                                                $ 25,617,543        $ 21,218,412
                                                                    ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $  1,453,892        $  1,384,696
Accrued interest - related parties                                        20,667              20,667
Income taxes payable                                                     135,796              56,406
Other accrued liabilities                                              1,537,732           1,541,001
Notes payable-related parties                                          3,000,000           3,000,000
Notes payable-other                                                   10,294,945           6,244,012

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                       --                  --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at July 31, 2000 and July 31, 1999                 17,569              17,569
    Paid-in capital                                                   16,124,578          16,124,578
    Less treasury stock, at cost, 55,945 at July 31, 2000 and
      11,200 at July 31, 1999, respectively                             (353,301)            (66,241)
    Accumulated deficit                                               (6,614,335)         (7,104,276)
                                                                    ------------        ------------
        Total stockholders' equity                                     9,174,511           8,971,630
                                                                    ------------        ------------
             Total liabilities and stockholders' equity             $ 25,617,543        $ 21,218,412
                                                                    ============        ============

    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                         FORM 10-K

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                      FISCAL YEARS ENDED JULY 31,
                                                         ----------------------------------------------------
                                                              2000               1999                1998
                                                         ------------        ------------        ------------
Revenues:
    Rental income                                        $ 34,473,255        $ 29,066,438        $ 25,614,663
    Sales of merchandise                                      436,503             299,315             261,271
                                                         ------------        ------------        ------------
                                                           34,909,758          29,365,753          25,875,934
                                                         ------------        ------------        ------------
Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                                    7,642,889           6,313,128           5,643,299
      Other                                                 1,618,166           1,366,752           1,519,791
    Cost of merchandise sold                                  424,096             281,954             253,884
    Salaries and wages                                      9,659,144           8,079,443           6,618,696
    Advertising                                             1,786,361           1,305,293             867,515
    Occupancy                                               2,198,247           1,896,208           1,568,870
    Other operating expenses                                9,429,515           8,263,178           7,181,563
    Interest expense                                        1,111,379             796,611             795,232
    (Gain) loss on sale of property and equipment             (16,961)             25,452              45,271
    Gain on sale of assets                                    (11,277)            (69,775)                 --
                                                         ------------        ------------        ------------
                                                           33,841,559          28,258,244          24,494,121
                                                         ------------        ------------        ------------
Income from operations before income taxes:                 1,068,199           1,107,509           1,381,813
                                                         ------------        ------------        ------------
    Current income tax expense                                180,845              94,713             155,064
    Deferred income tax expense                               397,413             397,912             433,012
                                                         ------------        ------------        ------------
Net income                                               $    489,941        $    614,884        $    793,737
                                                         ============        ============        ============

Basic and diluted net income per share                   $       0.28        $       0.35        $       0.45
                                                         ============        ============        ============
Weighted average common shares outstanding                  1,723,030           1,747,575           1,750,384
                                                         ============        ============        ============
Diluted weighted average common shares outstanding          1,740,828           1,786,445           1,795,552
                                                         ============        ============        ============

    The accompanying notes are an integral part of the financial statements.

BESTWAY, INC.                                                         FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                 FISCAL YEARS ENDED JULY 31,
                                                                     ----------------------------------------------------
                                                                          2000               1999                1998
                                                                     ------------        ------------        ------------

Cash flows from operating activities:
    Net income                                                       $    489,941        $    614,884        $    793,737

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                       9,261,055           7,679,880           7,163,090
    Net book value of rental units retired                              2,381,370           2,216,789           1,635,606
    (Gain) loss on sale of property and equipment                         (16,961)             25,452              45,271
    Gain on sale of assets                                                (11,277)            (69,775)                 --
    Deferred income taxes                                                 397,413             397,912             433,012

Changes in operating assets and liabilities other than cash:
    Prepaid expenses                                                       (4,607)              9,892             (54,141)
    Other assets                                                          (54,699)            (16,429)             22,116
    Accounts payable                                                      241,265              26,013            (462,054)
    Income taxes payable                                                   79,390            (128,013)            131,771
    Other accrued liabilities                                              (3,269)            563,704            (229,694)
                                                                     ------------        ------------        ------------
        Total adjustments                                                 258,080             455,167            (592,002)
                                                                     ------------        ------------        ------------
             Net cash flows from operating activities                  12,759,621          11,320,309           9,478,714
                                                                     ------------        ------------        ------------
Cash flows from investing activities:
    Purchase of rental units and equipment                            (13,643,485)         (9,705,046)         (8,343,193)
    Additions to property and equipment                                (2,693,510)         (2,098,317)           (932,022)
    Proceeds from sale of property and equipment                           59,942              53,961             159,040
    Asset purchases net of cash acquired                                 (549,047)           (523,896)           (401,723)
    Proceeds from restricted cash                                              --                  --             119,342
    Proceeds from sale of assets                                          469,469             289,696                  --
                                                                     ------------        ------------        ------------
             Net cash flows used in investing activities              (16,356,631)        (11,983,602)         (9,398,556)
                                                                     ------------        ------------        ------------
Cash flows from financing activities:
    Proceeds of notes payable                                           4,412,999           2,425,000           3,483,932
    Repayment of notes payable                                           (362,066)         (1,411,031)         (3,425,834)
    Treasury stock purchase                                              (287,060)            (66,241)                 --
    Stock issuance                                                             --              26,625               8,125
                                                                     ------------        ------------        ------------

             Net cash flows provided by financing activities            3,763,873             974,353              66,223
                                                                     ------------        ------------        ------------
Cash and cash equivalents at the beginning of year                        812,179             501,119             354,738
                                                                     ------------        ------------        ------------
Cash and cash equivalents at the end of the year                     $    979,042        $    812,179        $    501,119
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

BESTWAY, INC.                                                         FORM 10-K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

       For the years ended July 31, 2000, 1999 and 1998.


                                                                                 COMMON STOCK
                                                                        ------------------------------         PAID-IN
                                                                           SHARES             AMOUNT           CAPITAL
                                                                        -----------        -----------       -----------
Balance at July 31, 1997                                                  1,749,967        $    17,500       $16,089,897
                                                                        -----------        -----------       -----------

    Stock options exercised                                                   1,625                 16             8,109
    Net income for the year ended July 31, 1998                                  --                 --                --
                                                                        -----------        -----------       -----------

Balance at July 31, 1998                                                  1,751,592             17,516        16,098,006
                                                                        -----------        -----------       -----------
    Stock options exercised                                                   5,325                 53            26,572
    Treasury stock purchases                                                     --                 --                --
    Net income for the year ended July 31, 1999                                  --                 --                --
                                                                        -----------        -----------       -----------

Balance at July 31, 1999                                                  1,756,917             17,569        16,124,578
                                                                        -----------        -----------       -----------
    Treasury stock purchases                                                     --                 --                --
    Net income for the year ended July 31, 2000                                  --                 --                --
                                                                        -----------        -----------       -----------
Balance at July 31, 2000                                                  1,756,917        $    17,569       $16,124,578
                                                                        ===========        ===========       ===========

                                                                                TREASURY STOCK
                                                                        ------------------------------       ACCUMULATED
                                                                           SHARES             AMOUNT           DEFICIT
                                                                        -----------        -----------       -----------
Balance at July 31, 1997                                                         --        $        --       $(8,512,897)
                                                                        -----------        -----------       -----------

    Stock options exercised                                                      --                 --                --
    Net income for the year ended July 31, 1998                                  --                 --           793,737
                                                                        -----------        -----------       -----------

Balance at July 31, 1998                                                         --                 --        (7,719,160)
                                                                        -----------        -----------       -----------
    Stock options exercised                                                      --                 --                --
    Treasury stock purchases                                                (11,200)           (66,241)               --
    Net income for the year ended July 31, 1999                                  --                 --           614,884
                                                                        -----------        -----------       -----------

Balance at July 31, 1999                                                    (11,200)           (66,241)       (7,104,276)
                                                                        -----------        -----------       -----------
    Treasury stock purchases                                                (44,745)          (287,060)               --
    Net income for the year ended July 31, 2000                                  --                 --           489,941
                                                                        -----------        -----------       -----------
Balance at July 31, 2000                                                    (55,945)       $  (353,301)      $(6,614,335)
                                                                        ===========        ===========       ===========


    The accompanying notes are an integral part of the financial statements

BESTWAY, INC.                                                         FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

       The Company owns and operates a total of seventy seven stores located in various states. The store operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company's store locations by state as of July 31, 2000, are as follows:

                                                  NUMBER OF
  STATE                                            STORES
  -----                                           ---------
Alabama                                                  22
Arkansas                                                  2
Georgia                                                   2
Mississippi                                              13
North Carolina                                           14
South Carolina                                            7
Tennessee                                                17
                                                  ---------
                                                         77
                                                  =========


       RENTAL MERCHANDISE, RELATED RENTAL REVENUE AND DEPRECIATION

       Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with nonrefundable rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 24 months with a majority of rental agreements specifying 18 months. At the end of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including televisions and video cassette recorders, household appliances, as well as home furniture and jewelry. In fiscal year 2000, approximately 17% of the Company's rental revenue was derived from appliances, 25% from home furniture, 28% from electronics, 11% from various other products such as jewelry and 19% from various services and charges to rental customers including reinstatement fees, club fees and liability waiver fees. In fiscal year 1999, approximately 18% of the Company's rental revenue was derived from appliances, 26% from home furniture, 28% from electronics, 9% from various other products such as jewelry and 19% from various services and charges to rental customers including reinstatement fees and liability wavier fees. In fiscal year 1998, approximately 18% of the Company's rental revenue was derived from appliances, 25% from home furniture, 29% from electronics, 10% from various other products such as jewelry and 18% from various services and charges to rental customers, including reinstatement fees and liability waiver fees.

BESTWAY, INC.                                                         FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

       Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written off as such impairment is incurred. For the fiscal years ended July 31, 2000, 1999 and 1998, $1,747,354, $1,378,571 and $1,557,112, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying consolidated statements of income.

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


       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at July 31, 2000 and 1999.

       INTANGIBLE ASSETS

       Goodwill represents the cost in excess of the fair value of net tangible assets of acquired businesses and is being amortized on a straight-line basis over 15 to 20 years. Accumulated amortization of goodwill was $2,533,272 and $2,280,923 at July 31, 2000 and 1999, respectively.

BESTWAY, INC.                                                         FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

       The non-competes represents the allocation of the purchase price from the September 10, 1993 acquisition of 12 stores in Mississippi, the April 12, 1996 acquisition of 15 stores in Georgia, North Carolina and South Carolina, the July 1, 1996 acquisition of 8 stores in Arkansas and Mississippi, and several single store acquisitions in fiscal years 1999 and 2000 (see Note 2) and is being amortized on a straight-line basis over periods from 2 to 5 years. Accumulated amortization of the non-competes was $1,554,873 and $1,443,394 at July 31, 2000 and 1999, respectively.

       The Company continually evaluates the propriety of the carrying amount of goodwill and other intangibles based on the estimated future undiscounted cash flows of the related investment, as well as the amortization period to determine whether current events and circumstances warrant adjustments to carrying value and/or revised estimates of useful lives. At this time, the Company believes no impairment of the goodwill and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

       INCOME TAXES

       Investment tax credits are accounted for on the "flow-through" method.

       EARNINGS PER COMMON SHARE

       Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the fiscal year ended July 31, 2000, 77,474 shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

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

       RECENTLY ISSUED ACCOUNTING PRINCIPLES

       In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. SFAS No. 133, as amended, will be effective for fiscal quarters or years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

BESTWAY, INC.                                                         FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


       In December 1999, SEC issued SAB 101, Revenue Recognition in Financial Statements, which provides guidances on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not anticipate that SAB 101 will have a material impact on the Company's consolidated financial statements.

       In March 2000, the FASB issued FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No.
25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management does not anticipate that this interpretation will have a material impact on the Company's consolidated financial statements.

       In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this statement to have a material effect on the Company's consolidated financial statements.

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

BESTWAY, INC.                                                         FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

       On April 20, 2000, the Company entered into an asset purchase agreement with BHC, Inc. to acquire all rental contracts associated with a single store located in Mississippi for approximately $80,000 in cash.

       On May 10, 2000, the Company signed an asset purchase agreement with Cato TV and Appliance to acquire all rental contracts associated with a single store location in Tennessee for approximately $150,000.

       On May 19, 2000, the Company signed an asset purchase agreement with Rent-A-Center, Inc. to acquire all rental contracts associated with a single store location in Tennessee for approximately $174,000.

       On July 12, 2000, the Company signed an asset purchase agreement with AROA, Inc. to acquire all rental contracts associated with a single store location in Alabama for approximately $53,000.

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

       On January 7, 2000, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store location in Mississippi. The Company received $109,747 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store location. The Company recognized a gain of $4,073 on the sale.

       On February 2, 2000, the Company entered into an asset purchase agreement with MATCAM, Inc. to sell all the assets of one store location in Georgia. The Company received $110,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by

BESTWAY, INC.                                                         FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

customers. Idle inventory was transferred to the Company's existing store location. The Company recognized a loss of $30,790 on the sale.

       On May 19, 2000, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store location in Tennessee. The Company received $153,930 in cash for all the assets involved in the daily operation of the stores including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a gain of $43,790 on the sale.

       On July 12, 2000, the Company entered into an asset purchase agreement with AROA, Inc. to sell all the assets of one store location in Alabama. The Company received $76,839 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a loss of $5,796 on the sale.

3.     PROPERTY AND EQUIPMENT

                                                      JULY 31,
                                          --------------------------------
                                              2000                1999
                                          ------------        ------------
Building and leaseholds                   $  3,740,750        $  2,775,651
Vehicles                                     3,677,346           2,841,626
Furniture and fixtures                       1,267,124           1,047,391
Computer equipment                             648,786             582,848
                                          ------------        ------------

                                             9,334,006           7,247,516
Accumulated depreciation                    (4,147,614)         (3,398,724)
                                          ------------        ------------

                                          $  5,186,392        $  3,848,792
                                          ============        ============


4.     NOTE PAYABLE

       Notes payable consists of the following:

                                                                                   YEARS ENDED JULY 31,
                                                                             -------------------------------
                                                                                 2000               1999
                                                                             ------------       ------------
Senior collateralized debt
Revolving Credit Loan Agreement dated August 19, 1993,
amended December 28, 1999, interest payable monthly at
prime plus .75%; note matures on February 28, 2002;
note matures on February 28, 2002; note collateralized by
substantially all the Company's assets                                       $ 10,200,000       $  6,137,001

Subordinated debt
Note payable to limited partnership and stockholder dated
July 19, 1993, amended December 23, 1999, interest paid
quarterly at 8% beginning October 1, 1993; note, as amended,
matures on February 28, 2002                                                    3,000,000          3,000,000

Other notes payable
Note payable to bank dated April 11, 1994, principal payable monthly; interest payable at 9% per annum; note matures on
April 15, 2006; note collateralized by associated real estate                      94,945            107,011
                                                                             ------------       ------------

                                                                             $ 13,294,945       $  9,244,012
                                                                             ============       ============


At July 31, 2000 and 1999 the prime rate was 9.5% and 8.0%, respectively.

BESTWAY, INC.                                                         FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

       On December 23, 1999, the Company amended its subordinated note payable to limited partnership and stockholder dated July 19, 1993. In the amendment, the Company extended the maturity date from August 19, 2001 to February 28, 2002.

       At July 31, 2000, the carrying value of the Company's senior collateralized debt and other notes payable approximated fair value, estimated primarily based on the borrowing rates available to the Company for debt with similar terms and average maturities. It is not practicable to estimate the fair value of the Company's subordinated debt because it is with a related party.

       Following is a summary of maturities of notes payable, as amended, for each of the periods ending July 31:

        2001                                 $     14,328
        2002                                   13,214,520
        2003                                       15,882
        2004                                       17,371
        2005                                       19,001
        Thereafter                                 13,843
                                             ------------

                                             $ 13,294,945
                                             ============


5.     INCOME TAXES

       The provisions for income tax on income from continuing operations consists of the following for the years ended July 31:

                                              2000               1999                1998
                                          ------------       ------------        ------------
Current:
   Federal                                $     96,327       $    131,174        $     76,344
   State                                        84,518            (36,461)             78,720
                                          ------------       ------------        ------------

                                               180,845             94,713             155,064
                                          ------------       ------------        ------------

Deferred:
   Federal                                     342,372            311,024             460,661
   State                                        55,041             86,888             (27,649)
                                          ------------       ------------        ------------

                                               397,413            397,912             433,012
                                          ------------       ------------        ------------

Total income tax provision                $    578,258       $    492,625        $    588,076
                                          ============       ============        ============

BESTWAY, INC.                                                         FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


       Significant components of the Company's deferred income tax assets at July 31, 2000 and 1999, respectively, are as follows:

                                                   2000                1999
                                               ------------        ------------
Net operating loss carryforward                $  1,443,332        $    903,198
Investment tax credit carryforward                    2,688              18,706
Minimum tax credit carryover                        323,385             231,670
Property and equipment                              169,297             270,913
Intangible assets                                   373,870             364,254
Accrued expenses                                    109,199             204,475
                                               ------------        ------------

     Total deferred tax assets                    2,421,771           1,993,216

Rental merchandise                               (1,945,344)         (1,103,357)
                                               ------------        ------------

     Total deferred tax liabilities              (1,945,344)         (1,103,357)
                                               ------------        ------------

Valuation allowance                                  (2,688)            (18,706)
                                               ------------        ------------

     Net deferred tax asset                    $    473,739        $    871,153
                                               ============        ============


       Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. In fiscal 2000 and 1999, the valuation allowance was reduced $16,018 and $7,015, respectively as a result of the expiration of investment tax credit carryforwards.

       The following is the reconciliation of the U.S. statutory tax rate to the Company's effective tax rate on income from continuing operations for the years ended July 31:

                                                            2000             1999             1998
                                                         ----------       ----------       ----------
Federal income tax at statutory rate of 34%              $  363,188       $  376,553       $  469,816
Goodwill amortization                                        58,117           58,152           58,152
State income tax                                            129,498           46,411           52,071
Other                                                        27,455           11,509            8,037
                                                         ----------       ----------       ----------

     Provision for income tax                            $  578,258       $  492,625       $  588,076
                                                         ==========       ==========       ==========


       During 2000 and 1999, the net operating loss carryforwards were increased by $1,588,629 and $1,217,376, respectively. At July 31, 2000, the Company has Federal net operating loss carryforward of approximately $4,079,850 expiring from 2006 to 2020. The Company has State net operating loss carryforward of $1,547,730 which expires from 2004 to 2020. The Company has investment tax credit carryforwards of approximately $2,688 which expire in 2001.

BESTWAY, INC.                                                         FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


6.     RELATED PARTY TRANSACTIONS

       The Company has a consulting agreement with a former owner of one of the Company's operating subsidiaries. As of July 31, 2000, $33,000 recorded in other accrued liabilities in the Company's financial statements remains to be paid over 11 years. If, however, the market price of the Company's Common Stock reaches $50.00 per share, the Company has no further obligation under this consulting agreement. Consulting fees paid for each of the years ended July 31, 2000, 1999 and 1998 was $30,000.

       Interest expense relating to notes payable to affiliates amounted to approximately $244,667 for the years ended July 31, 2000, $243,333 for the year ended July 31, 1999 and $182,500 for year ended July 31, 1998.

7.     LEASES

       The Company leases all store facilities, with the exception of one, under operating leases with terms ranging from one to ten years. Many leases contain escalation clauses. Minimum lease obligations for the Company at July 31, 2000 by fiscal year are as follows:


    2000                                       $1,525,035
    2001                                        1,166,422
    2002                                          912,512
    2003                                          618,699
    2004                                          371,249
    Thereafter                                    676,918
                                               ----------

                                               $5,270,835
                                               ==========


8.     SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS

       Cash interest payments for the years ended July 31, 2000, 1999 and 1998 are $1,111,380, $791,444 and $836,995, respectively. Cash tax payments for the years ended July 31, 2000, 1999 and 1998 are $101,455, $74,768 and $23,293,
respectively.

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

BESTWAY, INC.                                                         FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

       A summary of the status of the Company's stock options as of July 31, 2000, 1999 and 1998 and the changes during the year ended on those dates is presented below:


                                                                      STOCK OPTIONS

                                               2000                       1999                     1998
                                      -----------------------   -----------------------   -----------------------
                                                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                       # SHARES      AVERAGE     # SHARES      AVERAGE     # SHARES      AVERAGE
                                      UNDERLYING    EXERCISE    UNDERLYING    EXERCISE    UNDERLYING    EXERCISE
                                        OPTIONS      PRICES       OPTIONS      PRICES       OPTIONS      PRICES
                                      ----------   ----------   ----------   ----------   ----------   ----------
Outstanding at beginning of year         193,035   $     5.69      147,150   $     5.53      184,650   $     5.47
   Granted                                17,500   $     6.75       71,710   $     6.22       27,750   $     7.00
   Exercised                                  --          N/A        5,325   $     5.00        1,625   $     5.00
   Forfeited                              16,175   $     5.94       20,500   $     6.58       63,625   $     6.22
   Expired                                    --          N/A           --   $       --           --   $       --
Outstanding at end of year               194,360   $     5.79      193,035   $     5.69      147,150   $     5.53
Exercisable at end of year               146,228   $     5.41      112,173   $     5.25       80,920   $     5.14
Available for grant at end of year        23,690                    25,015                    76,225
Weighted average fair value of
  options granted                                  $     3.34                $     2.62                $     2.71


       The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 6.06%, 5.48% and 5.7% for 2000, 1999 and 1998, respectively; the expected life of options is 5 years; and a volatility of 41.39%, 37.98% and 32.37% for options granted in 2000, 1999 and 1998, respectively.

       At July 31, 2000, exercise prices for all options outstanding ranged from $5.00 to $7.50 and the weighted-average remaining contractual life for options outstanding was 6.59 years.

       PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

       Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                         As Reported    Pro Forma    As Reported    Pro Forma    As Reported    Pro Forma
                                            7/31/00      7/31/00       7/31/99       7/31/99       7/31/98       7/31/98
                                         -----------   -----------   -----------   -----------   -----------   -----------
Net income                               $   489,941   $   489,922   $   614,884   $   559,413   $   793,737   $   769,394
Basic net income per common share        $      0.28   $      0.28   $      0.35   $      0.32   $      0.45   $      0.44


       The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the 1996 fiscal year.

       401(k) PLAN

       The Company established a Retirement Savings Plan (the "Savings Plan"), effective as of September 1, 1994, which is intended to qualify under Section 401(k) of the Internal Revenue Code "the Code". Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan. For the year ended July 31, 2000, the Company contributed approximately $145,000 to the Savings Plan. For the years ended July 31, 1999 and 1998, the Company made no matching contributions to the Savings Plan. All assets of the Savings Plan are held in trust.

10.    CONTINGENCIES

       The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

                               INDEX TO EXHIBITS



            EXHIBIT
            NUMBER       DESCRIPTION
            -------      -----------
              3.1        Amended and Restated Certificate of Incorporation of
                         Bestway, incorporated by reference to Bestway's Current
                         Report on Form 8-K, filed September 2, 1993.

              3.2 Amended and Restated Bylaws of Bestway, incorporated by reference incorporated by reference to Bestway's Annual
                         Report on Form 10-K, for the year ended December 31, 1984.

              4.1 Specimen stock certificate representing shares of Bestway's Registration Statement on Form S-8, filed
                         June 22, 1995.

              10.1 Incentive Stock Oprion Plan of Bestway, incorporated by reference to Bestway's Registration Statement on Form S-8, filed June 22, 1995.

              10.2       Form of Incentive Stock Option Agreement pursuant to
                         Incentive Stock Option Plan, incorporated by reference to Bestway's Registration Statement on Form S-8, filed
                         June 22, 1995.

              10.3       First Amendment to the First Amended and Restated
                         Revolving Credit Loan, dated March 15, 1995, by and between Bestway and Comerica Bank-Texas, incorporated by reference to Bestway's Quarterly Report on Form 10-Q for the period ended April 30, 1995.

              10.4       Second Amendment to the First Amended and Restated
                         Revolving Credit Loan, dated March 15, 1995, by and between Bestway and Comerica Bank-Texas, incorporated by reference to Bestway's Current Report on Form 8-K, filed April 25, 1996.

              10.5       Third Amendment to the First Amended and Restated
                         Revolving Credit Loan, dated March 15, 1995, by and between Bestway and Comerica Bank-Texas, incorporated by reference to Bestway's Current Report on Form 8-K, filed December 1, 1997.

              10.6       Fifth Amendment to the First Amended and Restated
                         Revolving Credit Loan, dated March 15, 1995, by and between Bestway and Comerica Bank-Texas, incorporated by reference to Bestway's Current Report on Form 8-K, filed January 13, 2000.

              10.7       First Amended and Restated Promissory Note, dated
                         August 19, 1997, between O'Donnell & Masur, L.P. and
                         Bestway, incorporated by reference to Bestway's Annual
                         Report on Form 10-K, for the year ended July 31, 1997.

              10.8       Extension Agreement for the First Amended and Restated
                         Promissory Note, dated August 19, 1997, between
                         O'Donnell & Masur, L.P. and Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K for the year ended July 31, 1999.

              10.9* Modification letter dated October 19, 2000 modifying certain covenants of the Loan Agreement between Comerica Bank-Texas and Bestway.

              21*        Subsidiaries

              23*        Consent of PricewaterhouseCoopers LLP

              27* Financial Data Schedule Filed electonrically only, not attached to printed reports.

----------
*Filed herewith