Form 10-K/A
period 2000-07-31
BESTWAY INC
filed 2000-11-28
CIK 4344

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2000
                                               -------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________________to______________

                          Commission file number 0-8568
                                                 ------

                                  BESTWAY, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              81-0332743
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 7800 Stemmons Freeway, Suite 320, Dallas, Texas                         75247
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (214) 630-6655
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
      Title of each class                                  which registered
            (None)                                              (None)
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Common Stock, $.01 par value, outstanding at October 26, 2000, was 1,696,272.

         Bestway, Inc. (the "Company") hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (the "2000 10-K") filed on October 30, 2000 with the Securities and Exchange Commission (the "Commission") to add the information required by Part III (Items 10,11,12 and 13) rather than to incorporate such information by reference in the 2000 10-K from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders as the Company had originally intended.

BESTWAY, INC.                                                        FORM 10-K/A
--------------------------------------------------------------------------------


         Part III of the 2000 10-K is hereby deleted and replaced in its entirety with the following (All capitalized terms used herein but not defined herein shall have the meaning assigned to such terms in the 2000 10-K):

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The name, age and positions of each of the directors and executive officers of the Company are listed below.

                 Name                     Age                              Position
                 ----                     ---                              --------

Jack E. Meyer                              57     Director and Member of the Audit Committee of the Board
                                                  of Directors

James A. O'Donnell                         48     Director and Member of the Audit Committee of the Board
                                                  of Directors

Bernard J. Hinterlong                      54     Director and Member of the Audit Committee of the Board
                                                  of Directors

R. Brooks Reed                             59     Chairman of the Board and Chief Executive Officer

Teresa A. Sheffield                        40     President and Chief Operating Officer

Beth A. Durrett                            43     Chief Financial Officer and Secretary

Joe R. McElroy                             43     Vice President - Real Estate

Vincent E. Jarbo                           35     Regional Vice President

Rhonda M. Wilson                           42     Regional Vice President

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

         Mr. Hinterlong has served as a director of the Company since December, 1999. Mr. Hinterlong is currently President of Thomas Conveyor Company. From 1975 to 1986 he held several positions with Continental Screw Conveyor Company.

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

         Mr. Jarbo has served as Regional Vice President since February 2000. From January 1995 to May 1998, Mr. Jarbo served as District Manager and from May 1998 to February 2000, Mr. Jarbo served as Regional Manager. Prior to joining the Company, Mr. Jarbo was a Store Manager for Rent-A-Center, Inc.

         Ms. Wilson has served as Regional Vice President since February 2000. From November 1998 to February 2000, Ms. Wilson served as Regional Manager. Prior to joining the Company, Ms. Wilson was a Market Manager for Rent-A-Center, Inc from June 1992 to November 1998.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended July 31, 2000.

BESTWAY, INC.                                                        FORM 10-K/A
--------------------------------------------------------------------------------


ITEM 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows all cash and other compensation paid (or to be paid) by the Company for the fiscal years ended July 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer and highest compensated executive officers for services rendered in all capacities in which they served during each period whose total annual salary and bonus exceeded $100,000 in the fiscal year ended July 31, 2000.

                                                                                    Long-Term
                                                                                   Compensation
                                                         Annual Compensation          Awards
                                                      -------------------------    ------------
                                                                                    Restricted
               Name and                     Fiscal      Salary          Bonus          Stock
          Principal Position                 Year        ($)             ($)         Awards($)
          ------------------                ------    ----------     ----------     ----------
R. Brooks Reed, Chairman  and Chief          2000     $  150,000             --             --
Executive Officer                            1999     $  150,000             --             --
                                             1998     $  150,000             --             --

Teresa A. Sheffield,                         2000     $  150,000     $   79,211             --
President and Chief Operating Officer        1999     $  147,885     $   47,851             --
                                             1998     $  125,000     $   17,203             --

Beth A. Durrett,                             2000     $  127,289     $   24,347             --
Chief Financial Officer and                  1999     $  111,058     $    8,954             --
Secretary                                    1998     $   92,308     $   17,706             --

Joe R. McElroy,                              2000     $  134,000     $   30,998             --
Vice President-Real Estate                   1999     $  122,750     $    3,204             --
                                             1998     $   87,172     $   19,199             --

Vincent E. Jarbo                             2000     $  108,654     $   44,672             --
Regional Vice President                      1999     $   99,206     $   27,912             --
                                             1998     $   64,000     $    7,225             --

Rhonda M. Wilson                             2000     $   98,827     $   10,457             --
Regional Vice President                      1999     $   58,846     $    7,100             --
                                             1998     $       --     $       --             --

BESTWAY, INC.                                                        FORM 10-K/A
--------------------------------------------------------------------------------


ITEM 11. EXECUTIVE COMPENSATION, Continued

OPTION GRANTS TABLE

         The following table shows all options granted by the Company for the fiscal year ended July 31, 2000 to the Company's highest compensated executive officers listed above: (i) the number of shares covered by such options; (ii) the percent that such options represented of total options granted to all the Company's employees during the 2000 fiscal year; (iii) the exercise price, and
(iv) the expiration date.

                                                       Percent of Total
                                                      Options Granted to         Exercise
                                                       Employees in 2000         Price Per        Expiration
           Name               Options Granted             Fiscal Year              Share             Date
           ----               ---------------         ------------------         ---------        ----------

R. Brooks Reed                       --                        --                     --              --
Teresa A. Sheffield                  --                        --                     --              --
Beth A. Durrett                      --                        --                     --              --
Joe R. McElroy                       --                        --                     --              --
Vincent E. Jarbo                     --                        --                     --              --
Rhonda M. Wilson                     --                        --                     --              --

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table shows for the fiscal year ended July 31, 2000 to the Company's highest compensated executive officers listed above: (i) the number of shares of the Company's Common Stock acquired upon exercise of options during fiscal year 2000; (ii) the aggregate dollar value realized upon exercise;
(iii) the total number of unexercised options held at the end of fiscal year 2000; and (iv) the aggregate dollar value of in-the-money unexercised options held at the end of fiscal year 2000.

                                                        Number of Unexercised           Value of Unexercised
                                                       Options at 2000 Fiscal          In-the-Money Options at
                          Shares          Value              Year End                  2000 Fiscal Year End(2)
                         Acquired on    Realized    ----------------------------    -----------------------------
         Name           Exercise (#)       ($)      Exercisable    Unexercisable    Exercisable     Unexercisable
         ----           ------------    --------    -----------    -------------    -----------     -------------
R. Brooks Reed                --            --             --             --                 --         --
Teresa A. Sheffield           --            --         60,800             --         $   30,400         --
Beth A. Durrett               --            --          8,760          6,280                 --         --
Joe R. McElroy                --            --         17,500          7,500                 --         --
Vincent E. Jarbo              --            --         16,250          3,750         $    7,500         --
Rhonda M. Wilson              --            --          2,500          7,500                 --         --

(2) Market value of underlying securities at year-end minus the exercise price.

BESTWAY, INC.                                                        FORM 10-K/A
--------------------------------------------------------------------------------


ITEM 11.  EXECUTIVE COMPENSATION, Continued

RETIREMENT SAVINGS PLAN PROGRAM - 401(k) PLAN

         The Company established a Retirement Savings Plan (the "Savings Plan"), effective as of September 1, 1994, which is intended to qualify under Section 401 (k) of the Internal Revenue Code ("the Code"). Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan. For the year ended July 31, 2000, the Company contributed approximately $145,000 to the Savings Plan. For the years ended July 31, 1999 and 1998, the Company made no matching contributions to the Savings Plan. All assets of the Savings Plan are held in trust.

COMPENSATION OF DIRECTORS

         The Company's policy is to reimburse its directors for travel, lodging and related expenses incurred on account of attendance at meetings of the Board of Directors and committees thereof. For their participation in special meetings of the Board convened by conference telephone call, for services in relation to any matters adopted by the unanimous written consent of the directors, and for all the various services rendered, directors, other than those who are employees or consultants of the Company, receive an annual retainer of $1,200. Additionally, each director, other than those who are officers or employees of the Company, receives $500 for each meeting attended. In order to conserve cash, no fees have been paid in cash to any director since 1988 and from 1984 through 1988, directors received Common Stock of the Company in lieu of fees. Furthermore, in connection with the 1993 restructuring of the Company, Messrs.
R. Brooks Reed and Jack E. Meyer received 109,658 and 13,271 shares, respectively, of the Company's Common Stock. The purpose of granting stock to Messrs. Reed and Meyer was to prevent dilution of their respective ownership positions in the Company, to provide an incentive to them to build stockholder value following the restructuring and to compensate them for past service to the Company, including, but not limited to, their waiver of directors fees and service as directors without compensation since 1988.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Decisions regarding the compensation of the executive officers of the Company are made by the Board of Directors. In fiscal year 2000, decisions concerning the compensation of Ms. Rhonda M. Wilson, Beth A. Durrett, Joe R. McElroy, Vincent E. Jarbo and Ms. Teresa A. Sheffield were made by the entire Board of Directors. Decisions concerning the compensation of Mr. R. Brooks Reed were made by Mr. Jack E. Meyer, Mr. Ben Hinterlong and Mr. James A. O'Donnell.

BESTWAY, INC.                                                        FORM 10-K/A
--------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 10, 2000, obtained from information furnished by the persons named below, concerning the beneficial stock ownership of each person known to the Company who may be deemed to be the beneficial owner of more than five percent of the Company's Common Stock, each director of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other then its Common Stock.

NAME AND ADDRESS                                                AMOUNT AND NATURE OF       PERCENT
OF BENEFICIAL OWNER                                           BENEFICIAL OWNERSHIP(1)     OF CLASS
-------------------                                           -----------------------     --------
O'Donnell & Masur, LP ("O&M")                                         981,872               57.9%
5949 Sherry Lane, Suite 1450
Dallas, Texas 75225

James A. O'Donnell(2)                                                 983,872               58.0%
5949 Sherry Lane, Suite 1450
Dallas, Texas 75225

Mark Masur(3)                                                         981,952               57.9%
5949 Sherry Lane, Suite 1450
Dallas, Texas 75225

R. Brooks Reed(4)                                                      58,873                3.5%
7800 Stemmons, Suite 320
Dallas, Texas 75247

Jack E. Meyer                                                          16,203                1.0%
7800 Stemmons, Suite 320
Dallas, Texas 75247

All directors and executive officers                                1,088,103               64.1%
as a group (9 persons)

Robert D. Simons                                                       92,517                5.4%
1473 Omni Blvd.
Mt. Pleasant, SC 29466

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

BESTWAY, INC.                                                        FORM 10-K/A
--------------------------------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of November, 2000.

                                                BESTWAY, INC.


                                                /s/ Beth A. Durrett
                                                --------------------------------
                                                Beth A. Durrett
                                                Chief Financial Officer
                                                (Duly authorized representative
                                                and principal financial officer)