Form 10-Q
period 2000-10-31
BESTWAY INC
filed 2000-12-15
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2000


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2000, was 1,696,272.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                October 31, 2000


PART I - FINANCIAL INFORMATION                                                               PAGE NOS.
                                                                                             ---------

     ITEM 1.        Condensed Consolidated Unaudited Financial Statements                       3-7

     ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                      8-10

PART II - OTHER INFORMATION

     ITEM 6.        Exhibits and Reports on Form 8-K, Signatures                                 11

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                            (UNAUDITED)
                                                                            OCTOBER 31,        JULY 31,
                                                                               2000              2000
                                                                           ------------      ------------
ASSETS

Cash                                                                       $    564,220      $    979,042
Prepaid expenses                                                                243,657           176,833
Federal income taxes receivable                                                 304,205                --
Deferred income taxes                                                           556,459           473,739
Other assets                                                                     60,223           117,901

Rental merchandise, at cost                                                  25,944,103        25,025,924
    less accumulated depreciation                                             9,167,670         8,771,578
                                                                           ------------      ------------

                                                                             16,776,433        16,254,346
                                                                           ------------      ------------

Property and equipment, at cost                                              10,121,837         9,334,006
    less accumulated depreciation                                             4,257,066         4,147,614
                                                                           ------------      ------------

                                                                              5,864,771         5,186,392
                                                                           ------------      ------------

Non-competes, net of amortization                                               340,230           378,273
Goodwill, net of amortization                                                 1,987,929         2,051,017
                                                                           ------------      ------------

        Total assets                                                       $ 26,698,127      $ 25,617,543
                                                                           ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           $  2,490,646      $  1,453,892
Accrued interest - related parties                                               20,667            20,667
Income taxes payable                                                                 --           135,796
Other accrued liabilities                                                     1,131,091         1,537,732
Notes payable - related parties                                               3,000,000         3,000,000
Notes payable - other                                                        11,091,756        10,294,945

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                              --                --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at October 31, 2000 and July 31, 2000,
      respectively                                                               17,569            17,569
    Paid-in capital                                                          16,124,578        16,124,578
    Less treasury stock, at cost, 60,645 at October 31, 2000 and
      55,945 at July 31, 2000                                                  (376,426)         (353,301)
    Accumulated deficit                                                      (6,801,754)       (6,614,335)
                                                                           ------------      ------------

        Total stockholders' equity                                            8,963,967         9,174,511
                                                                           ------------      ------------

             Total liabilities and stockholders' equity                    $ 26,698,127      $ 25,617,543
                                                                           ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                      (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                            ------------------------------
                                                             OCTOBER 31,       OCTOBER 31,
                                                                2000              1999
                                                            ------------      ------------
Revenues:
    Rental income                                           $  8,763,521      $  7,746,826
    Sales of merchandise                                         161,981            77,739
                                                            ------------      ------------

                                                               8,925,502         7,824,565
                                                            ------------      ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                                       1,964,484         1,709,194
      Other                                                      481,018           358,923
    Cost of merchandise sold                                     187,441            78,440
    Salaries and wages                                         2,688,402         2,230,018
    Advertising                                                  429,637           406,411
    Occupancy                                                    627,957           531,091
    Other operating expenses                                   2,538,091         2,241,263
    Interest expense                                             300,695           231,279
    Gain on sale of property and equipment                       (22,082)           (9,588)
                                                            ------------      ------------

                                                               9,195,643         7,777,031
                                                            ------------      ------------

Income (loss) from operations before
   income tax provision                                         (270,141)           47,534
                                                            ------------      ------------

    Income tax expense (benefit)                                 (82,720)           24,748
                                                            ------------      ------------

Net income (loss)                                           $   (187,421)     $     22,786
                                                            ============      ============

Basic and diluted net income (loss) per share               $       (.11)     $       0.01
                                                            ============      ============

Weighted average common shares outstanding                     1,697,339         1,744,484
                                                            ============      ============

Diluted weighted average common shares outstanding             1,697,339         1,768,536
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

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


For the three months ended October 31, 2000

                                          COMMON STOCK                                   TREASURY STOCK
                                  ----------------------------      PAID-IN       -----------------------------     ACCUMULATED
                                     SHARES          AMOUNT         CAPITAL          SHARES           AMOUNT          DEFICIT
                                  ------------    ------------    ------------    ------------     ------------     ------------

Balance at July 31, 2000             1,756,917    $     17,569    $ 16,124,578         (55,945)    $   (353,301)    $ (6,614,333)

Treasury stock purchases                    --              --              --          (4,700)         (23,125)              --

Net loss for the three months
    ended October 31, 2000                  --              --              --              --               --         (187,421)
                                  ------------    ------------    ------------    ------------     ------------     ------------

Balance at October 31, 2000          1,756,917    $     17,569    $ 16,124,578         (60,645)    $   (376,426)    $ (6,801,754)
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

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               (UNAUDITED)
                                                                            THREE MONTHS ENDED
                                                                      ------------------------------
                                                                       OCTOBER 31,       OCTOBER 31,
                                                                          2000              1999
                                                                      ------------      ------------

Cash flows from operating activities:
    Net income (loss)                                                 $   (187,421)     $     22,786

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                        2,445,502         2,068,117
    Net book value of rental units retired                                 691,947           434,920
    Gain on sale of property and equipment                                 (22,082)           (9,588)
    Deferred income taxes                                                  (82,720)           20,982
Changes in operating assets and liabilities other than cash:
    Prepaid expenses                                                       (66,824)         (363,170)
    Federal income taxes receivable                                       (304,205)               --
    Other assets                                                            57,678            33,615
    Accounts payable                                                       (21,353)          272,134
    Income taxes payable                                                  (135,796)          (52,334)
    Other accrued liabilities                                             (406,641)         (389,897)
                                                                      ------------      ------------

        Total adjustments                                                 (877,141)         (499,652)
                                                                      ------------      ------------

Net cash flows from operating activities                                 1,968,085         2,037,565
                                                                      ------------      ------------

Cash flows from investing activities:
    Purchase of rental units and equipment                              (2,120,426)       (2,783,187)
    Additions to property and equipment                                 (1,085,555)       (1,048,563)
    Proceeds from sale of property and equipment                            49,388            12,084
    Asset purchase net of cash acquired                                         --           (92,578)
                                                                      ------------      ------------

Net cash flows used in investing activities                             (3,156,593)       (3,912,244)
                                                                      ------------      ------------

Cash flows from financing activities:
    Proceeds from notes payable                                          1,100,000         1,650,000
    Repayment of notes payable                                            (303,189)           (2,916)
    Treasury stock purchase                                                (23,125)          (23,887)
                                                                      ------------      ------------

Net cash flows provided by financing activities                            773,686         1,623,197
                                                                      ------------      ------------

Cash at beginning of period                                                979,042           812,179
                                                                      ------------      ------------

Cash at end of period                                                 $    564,220      $    560,697
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

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     REFERENCE TO PREVIOUS DISCLOSURES

       The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Form 10-K, particularly with regard to disclosure relating to significant accounting policies. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.     EARNINGS PER COMMON SHARE

       Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the quarters ended October 31, 2000 and 1999, 210,535 and 31,172 shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

3.     COMMON STOCK

       During the three months ending October 31, 2000, the Company repurchased 4,700 shares of its common stock in the open market at a cost of $23,125 (1,500 shares repurchased for $7,125 and 3,200 shares repurchased for $16,000).

4.     RENTAL MERCHANDISE

       Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement ranging from 12 to 24 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

       Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the three months ended October 31, 2000 and 1999, $351,305 and $347,194, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of income.

5.     NEW ACCOUNTING STANDARD

       During the first quarter of fiscal year 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement had no impact on the Company's consolidated financial statements as the Company does not currently hold derivative instruments or engage in hedging activities.

BESTWAY, INC.                                                          FORM 10-Q

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

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                                         THREE MONTHS ENDED
                                                                      -----------------------
                                                                            OCTOBER 31,
                                                                        2000           1999
                                                                      --------       --------
Revenues:
     Rental income                                                        98.2%          99.0%
     Sales of merchandise                                                  1.8            1.0
                                                                      --------       --------

       Total revenues                                                    100.0          100.0

Cost and operating expenses:
     Depreciation and amortization:
       Rental merchandise                                                 22.0           21.8
       Other                                                               5.4            4.6
     Cost of merchandise sold                                              2.1            1.0
     Salaries and wages                                                   30.1           28.5
     Advertising                                                           4.8            5.2
     Occupancy                                                             7.0            6.8
     Other operating expenses                                             28.4           28.6
     Interest expense                                                      3.4            3.0
     Gain on sale of property and equipment                               (0.2)          (0.1)
                                                                      --------       --------

       Total cost and operating expenses                                 103.0           99.4
                                                                      --------       --------

Income (loss) from operations before income tax provision                 (3.0)           0.6
                                                                      --------       --------

     Income tax expense (benefit)                                          (.9)           0.3
                                                                      --------       --------

       Net income (loss)                                                  (2.1)%          0.3%
                                                                      ========       ========

BESTWAY, INC.                                                          FORM 10-Q


       For the three months ended October 31, 2000 compared to the three months ended October 31, 1999, total revenue increased $1,100,937, or 14.1%, to $8,925,502 from $7,824,565. The increase in total revenue was primarily attributable to the inclusion of twelve new store openings in fiscal year 2000, the inclusion of five new store openings in the first quarter of fiscal year 2001, and improved same store revenues offset by decreased revenue due to selling four store locations and merging one location in fiscal year 2000. Revenue from the twelve new store openings in fiscal year 2000 accounted for $1,148,274, or 104.3% of the increase. Revenue from the five new store openings in the three months ending October 31, 2000 accounted for $121,742, or 11.1% of the increase. The increase in revenue from new stores is primarily a result of an increase in customers and the inclusion of a full quarter's results for stores opened in 2000. Revenue from same stores improved $269,880, or 3.7% and accounted for 24.5% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire three months ending October 31, 2000 and 1999. The improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item. Revenue decreased $438,959, or 39.9%, due to selling four locations and merging one location in fiscal year 2000, respectively.

       Total costs and operating expenses increased $1,418,612, or 18.2%, to $9,195,643 from $7,777,031 and increased 3.6% as a percentage of total revenues to 103.0% from 99.4%. The increase was primarily the result of expenses associated with the twelve stores opened in fiscal year 2000 and five store openings in the three months ending October 31, 2000, respectively.

       Depreciation of rental merchandise increased $255,290, or 14.9% to $1,964,484 from $1,709,194. Depreciation of rental merchandise expressed as a percent of total revenue increased .2% to 22.0% from 21.8%. Other depreciation and amortization increased $122,095, or 34.0% to $481,018 from $358,923 and as a percentage of total revenue increased .8% to 5.4% from 4.6%.

       Salaries and wages increased $458,384, or 20.6% to $2,688,402 from $2,230,018 and as a percentage of total store revenue increased 1.6% to 30.1% from 28.5%. Additional personnel for the five new internal stores opened in the three months ending October 31, 2000 increased salaries and wages by $108,464, or 23.6%. Salaries and wages increased $233,510, or 50.9% of the total increase due to additional personnel for the twelve new internal stores opened in fiscal year 2000. Salaries and wages increased $170,884, or 37.3% of the total increase due to higher staffing costs associated with higher turnover in same stores during the three months ending October 31, 2000. Salaries and wages decreased $92,473, or 20.1%, due to selling four locations and merging one location in fiscal year 2000. Occupancy expense increased $96,866, or 18.2% to $627,957 from $531,091 and as a percentage of total revenue increased .2% to 7.0% from 6.8% primarily due to the five new store openings in the three months ending October 31, 2000 and the twelve new store openings in fiscal year 2000, respectively. Other operating expenses increased $296,828, or 13.2% to $2,538,091 from $2,241,263 and as a percentage of total revenues decreased .2% to 28.4% from 28.6%. The increase was primarily attributable to the five new stores opened in the three months ending October 31, 2000 and the twelve new stores opened in fiscal year 2000. Interest expense increased $69,416, or 30.0% to $300,695 from $231,279 and as a percentage of total revenue increased .4% to 3.4% from 3.0%. The increase in interest expense is primarily attributable to the indebtedness related to the internal new store locations in the three months ending October 31, 2000 and fiscal year 2000, respectively.

BESTWAY, INC.                                                          FORM 10-Q


       For the three months ending October 31, 2000 compared to the three months ending October 31, 1999, income from operations before income tax provision decreased $317,675, or 668% to a loss of $270,141 compared to a profit of $47,534. Income from operations before income tax provision as a percentage of total revenues decreased 3.6% to a negative 3.0% from .6%. The Company experienced operating losses of $204,639 from the five new stores opened in the three months ending October 31, 2000 and operating losses of $56,522 from three of the twelve new stores opened in the fourth quarter of fiscal year 2000. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of revenues.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the three months ending October 31, 2000, the Company's net cash flows from operating activities was $1,968,085 as compared to $2,037,565 for the three months ending October 31, 1999. The decrease was primarily due to increased outflow for working capital requirements.

       For the three months ending October 31, 2000, the Company's net cash flows used in investing activities was $3,156,593 as compared to $3,912,244 for the three months ending October 31, 1999. The Company's investing activities reflects a $662,761 decrease in the purchase of rental units and equipment and a $36,992 increase in additions to property and equipment primarily for the five new internal store openings during the three months ending October 31, 2000.

       For the three months ending October 31, 2000, the Company's net cash flows provided by financing activities was $773,686 as compared to $1,623,197 for the three months ending October 31, 1999. The decrease in financing activities principally reflects decreased borrowings on the Company's debt.

       With the Company having available credit of approximately $3,132,000 under the $17,500,000 Revolving Credit Loan Agreement, management believes the Company has adequate resources to meet its future cash obligations.

       INFLATION

       Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

       NEW ACCOUNTING STANDARD

       During the first quarter of fiscal year 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement had no impact on the Company's consolidated financial statements as the Company does not currently hold derivative instruments or engage in hedging activities.

BESTWAY, INC.                                                          FORM 10-Q


PART II OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

              (a)    Exhibits required by Item 601 of Regulation S-K

                     27   Financial Data Schedule

                              Filed electronically only, not attached to printed reports

              (b)    Report on Form 8-K

                     The Company did not file any reports on Form 8-K during the quarter ended October 31, 2000.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.








December 15, 2000


                               /s/ Beth A. Durrett
                             -----------------------
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

 27                      Financial Data Schedule