Form 10-Q
period 2001-01-31
BESTWAY INC
filed 2001-03-19
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2001


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

         The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 2001, was 1,695,272.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                January 31, 2001


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

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     (UNAUDITED)
                                                                      JANUARY 31,        JULY 31,
                                                                        2001               2000
                                                                     ------------      ------------
ASSETS

Cash                                                                 $    669,128      $    979,042
Prepaid expenses                                                          298,385           176,833
Federal income taxes receivable                                           332,949                --
Deferred income taxes                                                     649,842           473,739
Other assets                                                               62,428           117,901

Rental merchandise, at cost                                            26,180,584        25,025,924
    less accumulated depreciation                                       9,464,706         8,771,578
                                                                     ------------      ------------
                                                                       16,715,878        16,254,346
                                                                     ------------      ------------
Property and equipment, at cost                                        10,364,422         9,334,006
    less accumulated depreciation                                       4,511,493         4,147,614
                                                                     ------------      ------------
                                                                        5,852,929         5,186,392
                                                                     ------------      ------------
Non-competes, net of amortization                                         302,188           378,273
Goodwill, net of amortization                                           1,924,842         2,051,017
                                                                     ------------      ------------
        Total assets                                                 $ 26,808,569      $ 25,617,543
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                     $  1,003,737      $  1,453,892
Accrued interest - related parties                                         19,333            20,667
Income taxes payable                                                           --           135,796
Other accrued liabilities                                               1,505,028         1,537,732
Notes payable-related parties                                           3,000,000         3,000,000
Notes payable-other                                                    12,488,494        10,294,945

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                        --                --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at January 31, 2001 and July 31, 2000               17,569            17,569
    Paid-in capital                                                    16,124,578        16,124,578
    Less treasury stock, at cost, 61,645 at January 31, 2001 and
      55,945 at July 31, 2000                                            (381,426)         (353,301)
    Accumulated deficit                                                (6,968,744)       (6,614,335)
                                                                     ------------      ------------
        Total stockholders' equity                                      8,791,977         9,174,511
                                                                     ------------      ------------
             Total liabilities and stockholders' equity              $ 26,808,569      $ 25,617,543
                                                                     ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                     (UNAUDITED)
                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                         ------------------------------      ------------------------------
                                                   JANUARY 31,                        JANUARY 31,
                                             2001              2000              2001              2000
                                         ------------      ------------      ------------      ------------
Revenues:
    Rental income                        $  9,102,101      $  8,529,370      $ 17,865,622      $ 16,276,196
    Sales of merchandise                       74,161           106,648           236,142           184,387
                                         ------------      ------------      ------------      ------------
                                            9,176,262         8,636,018        18,101,764        16,460,583
                                         ------------      ------------      ------------      ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                    2,012,569         1,891,185         3,977,053         3,600,379
      Other                                   495,758           399,692           976,776           758,615
    Cost of merchandise sold                   65,905           104,011           253,346           182,451
    Salaries and wages                      2,777,669         2,439,567         5,436,998         4,669,585
    Advertising                               467,543           484,510           897,180           890,921
    Occupancy                                 670,376           566,825         1,298,333         1,097,916
    Other operating expenses                2,599,215         2,315,396         5,137,306         4,556,659
    Interest expense                          368,696           283,074           669,391           514,353
    (Gain) loss on sale of property
      and equipment                             7,975            (7,361)          (14,107)          (16,949)
    Gain on sale of assets                         --              (320)               --              (320)
                                         ------------      ------------      ------------      ------------
                                            9,465,706         8,476,579        18,632,276        16,253,610
                                         ------------      ------------      ------------      ------------
Income (loss) from operations before
   income tax provision                      (289,444)          159,439          (530,512)          206,973
                                         ------------      ------------      ------------      ------------
    Income tax expense (benefit)              (93,383)           83,762          (176,103)          108,510
                                         ------------      ------------      ------------      ------------
Net income (loss)                        $   (196,061)     $     75,677      $   (354,409)     $     98,463
                                         ------------      ------------      ------------      ------------
Basic and diluted net income (loss)
    per share                            $       (.12)     $        .04      $       (.21)     $        .06
                                         ============      ============      ============      ============
Weighted average common
    shares outstanding                      1,695,605         1,728,114         1,696,472         1,736,299
                                         ============      ============      ============      ============
Diluted weighted average common
    shares outstanding                      1,695,605         1,745,012         1,696,472         1,756,513
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

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the six months ended January 31, 2001

                                         COMMON STOCK                                  TREASURY STOCK
                                ---------------------------      PAID-IN        ----------------------------       ACCUMULATED
                                   SHARES         AMOUNT         CAPITAL          SHARES           AMOUNT           DEFICIT
                                -----------     -----------     -----------     -----------      -----------      -----------
Balance at July 31, 2000          1,756,917     $    17,569     $16,124,578         (55,945)     $  (353,301)     $(6,614,335)

Treasury stock purchases                 --              --              --          (5,700)         (28,125)              --

Net loss for the six months
    ended January 31, 2001               --              --              --              --               --         (354,409)
                                -----------     -----------     -----------     -----------      -----------      -----------
Balance at January 31, 2001       1,756,917     $    17,569     $16,124,578         (61,645)     $  (381,426)     $(6,968,744)
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

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                         (UNAUDITED)
                                                                                      SIX MONTHS ENDED
                                                                                 ----------------------------
                                                                                 JANUARY 31,      JANUARY 31,
                                                                                    2001             2000
                                                                                 -----------      -----------
Cash flows from operating activities:
    Net income (loss)                                                            $  (354,409)     $    98,463

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                  4,953,829        4,358,994
    Net book value of rental units retired                                         1,579,517        1,074,544
    Gain on sale of property and equipment                                           (14,107)         (16,949)
    Deferred income taxes                                                           (176,103)          91,763
    Gain on sale of assets                                                                --             (320)
Changes in operating assets and liabilities other than cash:
    Prepaid expenses                                                                (121,552)        (301,081)
    Federal income taxes receivable                                                 (332,949)              --
    Other assets                                                                      55,473          (19,716)
    Accounts payable                                                                (291,398)        (305,998)
    Income taxes payable                                                            (135,796)         (39,353)
    Other accrued liabilities                                                        (34,038)        (141,821)
                                                                                 -----------      -----------
        Total adjustments                                                           (860,260)        (807,969)
                                                                                 -----------      -----------
Net cash flows from operating activities                                           5,128,467        4,798,526
                                                                                 -----------      -----------
Cash flows from investing activities:
    Purchase of rental units and equipment                                        (6,173,846)      (7,818,255)
    Additions to property and equipment                                           (1,488,934)      (1,286,908)
    Proceeds from sale of property and equipment                                      58,975           20,871
    Asset purchase net of cash acquired                                                   --          (92,578)
    Proceeds from sale of assets                                                          --          105,873
                                                                                 -----------      -----------
Net cash flows used in investing activities                                       (7,603,805)      (9,070,997)
                                                                                 -----------      -----------
Cash flows from financing activities:
    Bank overdraft                                                                        --          149,109
    Proceeds from notes payable                                                    3,700,000        4,212,999
    Repayment of notes payable                                                    (1,506,451)          (5,898)
    Treasury stock purchase                                                          (28,125)        (131,536)
                                                                                 -----------      -----------
Net cash flows provided by financing activities                                    2,165,424        4,224,674
                                                                                 -----------      -----------
Cash at beginning of period                                                          979,042          812,179
                                                                                 -----------      -----------
Cash at end of period                                                            $   669,128      $   764,382
                                                                                 ===========      ===========

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

2.     EARNINGS PER COMMON SHARE

       Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three and six months ended January 31, 2001 and 2000, 228,565 and 77,960 shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

3.     COMMON STOCK

       During the six months ending January 31, 2001, the Company repurchased 5,700 shares of its common stock in the open market at a cost of $28,125 (1,500 shares repurchased for $7,125 and 4,200 shares repurchased for $21,000).

4.     RENTAL MERCHANDISE

       Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement ranging from 12 to 24 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

       Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the six months ended January 31, 2001 and 2000, $818,783 and $741,374, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of income.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.     NEW ACCOUNTING STANDARD

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was effective for the Company during the first quarter of fiscal year 2001. This statement had no impact on the Company's consolidated financial statements, as the Company does not currently hold derivative instruments or engage in hedging activities.

6.     SUBSEQUENT EVENTS

       On February 20, 2001, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store location in South Carolina. The Company received $122,374 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

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

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       -------------------      -------------------
                                                           JANUARY 31,             JANUARY 31,
                                                        2001         2000        2001         2000
                                                       ------       ------      ------       ------
Revenues:
     Rental income                                       99.2%        98.8%       98.7%        98.9%
     Sales of merchandise                                 0.8          1.2         1.3          1.1
                                                       ------       ------      ------       ------
       Total revenues                                   100.0        100.0       100.0        100.0
                                                       ------       ------      ------       ------
Cost and operating expenses:
     Depreciation and amortization:
       Rental merchandise                                21.9         21.9        22.0         21.9
       Other                                              5.4          4.6         5.4          4.6
     Cost of merchandise sold                             0.7          1.2         1.4          1.1
     Salaries and wages                                  30.3         28.2        30.0         28.4
     Advertising                                          5.1          5.6         5.0          5.4
     Occupancy                                            7.3          6.6         7.2          6.6
     Other operating expenses                            28.3         26.8        28.4         27.7
     Interest expense                                     4.0          3.3         3.7          3.1
     (Gain) loss on sale of property and equipment        0.1           --        (0.2)        (0.1)
     Gain on sale of assets                                --           --          --           --
                                                       ------       ------      ------       ------
       Total cost and operating expenses                103.1         98.2       102.9         98.7
                                                       ------       ------      ------       ------

Income (loss) from operations before
   income tax provision                                  (3.1)         1.8        (2.9)         1.3
                                                       ------       ------      ------       ------
     Income tax expense (benefit)                        (1.0)         0.9        (0.9)         0.7
                                                       ------       ------      ------       ------
       Net income (loss)                                 (2.1)%        0.9%       (2.0)%        0.6%
                                                       ======       ======      ======       ======

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T.

       COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2001 AND 2000

       For the three months ended January 31, 2001 compared to the three months ended January 31, 2000, total revenue increased $540,244, or 6.3% to $9,176,262 from $8,636,018. The increase in total revenue was primarily attributable to the inclusion of twelve new store openings in fiscal year 2000 and the inclusion of seven new store openings in fiscal year 2001 offset by decreased revenues in same stores, selling four store locations and merging one location in fiscal year 2000. Revenue from the twelve new store openings in fiscal year 2000 accounted for $757,657, or 140.2% of the increase. Revenue from the seven new store openings in fiscal year 2001 accounted for $428,484, or 79.3% of the increase. The increase in revenue from new stores is primarily a result of an increase in customers and the inclusion of a full quarter's results for stores opened in 2000. Revenue from same stores decreased $247,585, or 3.2% and accounted for a decrease of 45.8% in total revenue. The decline was primarily attributable to a decrease in the number of items on rent and a decrease in customers. Revenue decreased $398,312 or 73.7%, due to selling four locations and merging one location in fiscal year 2000, respectively.

       Total costs and operating expenses increased $989,127 or 11.7%, to $9,465,706 from $8,476,579 and increased 4.9% as a percentage of total revenues to 103.1% from 98.2%. The Company experienced net losses in the quarter ending January 31, 2001. These losses are primarily the result of expenses associated with the twelve stores opened in fiscal year 2000 and seven store openings in fiscal year 2001, respectively, and a lack of revenue growth in same stores after the Company's administrative and management organization had been developed to accommodate an anticipated growth in revenue. The Company has implemented a program to reduce operating expenses at the store and corporate level to increase profitability.

       Depreciation of rental merchandise increased $121,384, or 6.4%, to $2,012,569 from $1,891,185 and remained consistent as a percentage of revenue at 21.9%. Other depreciation and amortization increased $96,066, or 24.0% to $495,758 from $399,692 and as a percentage of total revenue increased .8% to 5.4% from 4.6%.

       Salaries and wages increased $338,102, or 13.9% to $2,777,669 from $2,439,567 and as a percentage of total store revenue increased 2.1% to 30.3% from 28.2%. Additional personnel for the new stores increased salaries and wages by $252,625, or 74.7% of the total increase due to additional personnel for the seven new internal new stores opened in fiscal year 2001, and three stores opened in the fourth quarter of fiscal year 2000, respectively. Occupancy expense increased $103,551, or 18.3% to $670,376 from $566,825 and as a percentage of total revenue increased .7% to 7.3% from 6.6% primarily due to the seven new store openings in the fiscal year 2001 and twelve new store openings in fiscal year 2000, respectively. Other operating expenses increased $283,819, or 12.3% to $2,599,215 from $2,315,396 and as a percentage of total revenues increased 1.5% to 28.3% from 26.8%. The increase was primarily attributable to the seven new stores opened in fiscal year 2001, the twelve new stores opened in fiscal year 2000 and increased write-offs of rental merchandise. Interest expense increased $85,622, or 30.2% to $368,696 from $283,074 and as a percentage of total revenue increased .7% to 4.0% from 3.3%. The increase in interest expense is primarily attributable to the indebtedness related to the internal new store locations in fiscal year 2001 and fiscal year 2000, respectively.

       For the three months ending January 31, 2001 compared to the three months ending January 31, 2000, income from operations before income tax provision decreased $448,883, or 281.5% to a loss

BESTWAY, INC.                                                          FORM 10-Q

       of $289,444 compared to a profit of $159,439. Income from operations before income tax provision as a percentage of total revenues decreased 4.9% to a negative 3.1% from 1.8%. The Company experienced operating losses of $145,069 from the seven new stores opened in fiscal year 2001. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of revenues.

       COMPARISON OF SIX MONTHS ENDED JANUARY 31, 2001 AND 2000

       For the six months ended January 31, 2001 compared to the six months ended January 31, 2000, total revenue increased $1,641,181, or 10.0% to $18,101,764 from $16,460,583. The increase in total revenue was primarily attributable to the inclusion of twelve new store openings in fiscal year 2000, the inclusion of seven new store openings in fiscal year 2001, slightly improved same store revenues offset by decreased revenue due to selling four store locations and merging one location in fiscal year 2000. Revenue from the twelve new store openings in fiscal year 2000 accounted for $1,905,931, or 116.1% of the increase. Revenue from the seven new store openings in fiscal year 2001 accounted for $550,226, or 33.5% of the increase. The increase in revenue from new stores is primarily a result of an increase in customers and the inclusion of a full quarter's results for stores opened in 2000. Revenue from same stores increased $22,295, or .1% and accounted for 1.4% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire six months ending January 31, 2001 and 2000. Revenue decreased $837,271, or 51.0%, due to selling four locations and merging one location in fiscal year 2000, respectively.

       Total costs and operating expenses increased $2,378,666, or 14.6% to $18,632,276 from $16,253,610 and increased 4.2% as a percentage of total revenues to 102.9% from 98.7%. The Company experienced net losses in the six months ending January 31, 2001. The losses are primarily the result of expenses associated with the twelve stores opened in fiscal year 2000 and seven store openings in the six months ending January 31, 2001, respectively, and a lack of revenue growth in same stores after the Company's administrative and management organization had been developed to accommodate an anticipated growth in revenue. The Company has implemented a program to reduce operating expenses at the store and corporate level to increase profitability.

       Depreciation of rental merchandise increased $376,674, or 10.5%, to $3,977,053 from $3,600,379 and as a percentage of total revenue increased .1% to 22.0% from 21.9%. Other depreciation and amortization increased $218,161, or 28.8% to $976,776 from $758,615 and as a percentage of total revenue increased .8% to 5.4% from 4.6%.

       Salaries and wages increased $767,413, or 16.4% to $5,436,998 from $4,669,585 and as a percentage of total store revenue increased 1.6% to 30.0% from 28.4%. Additional personnel for the new stores increased salaries and wages by $548,687, or 71.4% of the total increase due to additional personnel for the seven and twelve new internal new stores opened in fiscal year 2001 and fiscal year 2000, respectively. Occupancy expense increased by $200,417, or 18.3% to $1,298,333 from $1,097,916 and as a percentage of total revenue increased .6% to 7.2% from 6.6% primarily due to the seven new store openings in fiscal year 2001 and twelve new store openings in fiscal year 2000, respectively. Other operating expenses increased $580,647, or 12.7% to $5,137,306 from $4,556,659 and as a percentage of total revenues increased .7% to 28.4% from 27.7%. The increase was primarily attributable to the seven new stores opened in fiscal year 2001, the twelve new stores opened in fiscal year 2000, increased write-offs of rental merchandise and increased insurance costs. Interest expense increased $155,038, or 30.1% to $669,391 from

BESTWAY, INC.                                                          FORM 10-Q

       $514,353. The increase in interest expense is primarily attributable to the indebtedness related to the internal store locations in fiscal year 2001 and fiscal year 2000, respectively.

       For the six months ending January 31, 2001 compared to the six months ending January 31, 2000, income from operations before income tax provision decreased $737,485, or 356.3% to a loss of $530,512 compared to a profit of $206,973. Income from operations before income tax provision as a percentage of total revenues decreased 4.2% to a negative 2.9% from 1.3%. The Company experienced operating losses of $349,708 from the seven new stores opened in fiscal year 2001. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of revenues.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the six months ending January 31, 2001, the Company's net cash flows from operating activities was $5,128,467 as compared to $4,798,526 for the six months ending January 30, 2000. The increase was primarily due to increased cash flow from the stores opened in fiscal year 2000 and increased outflow for working capital requirements.

       For the six months ending January 31, 2001, the Company's net cash flows used in investing activities was $7,603,805 as compared to $9,070,997 for the six months ending January 31, 2000. The Company's investing activities reflects a $1,644,409 decrease in the purchase of rental units and equipment.

       For the six months ending January 31, 2001, the Company's net cash flows provided by financing activities was $2,165,424 as compared to $4,224,674 for the six months ending January 31, 2000. The decrease in financing activities principally reflects decreased borrowings on the Company's debt.

       With the Company having available credit of approximately $2,129,000 under the $17,500,000 Revolving Credit Loan Agreement, management believes the Company has adequate resources to meet its future cash obligations.

       INFLATION

       Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

       NEW ACCOUNTING STANDARD

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was effective for the Company during the first quarter of fiscal year 2001. This statement had no impact on the Company's consolidated financial statements as the Company does not currently hold derivative instruments or engage in hedging activities.

BESTWAY, INC.                                                         FORM 10-Q

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a)   Exhibits required by Item 601 of Regulation S-K

         (b)   Report on Form 8-k

               The Company did not file any reports on Form 8-k during the quarter ended January 31, 2001.


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.





March 16, 2001


                               /s/ Beth A. Durrett
                               -------------------
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)