Form 10-Q
period 2001-04-30
BESTWAY INC
filed 2001-06-14
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2001


                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568
                                                 ------


                                  BESTWAY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              81-0332743
-------------------------------                              -------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

7800 Stemmons Freeway, Suite 320                                    75247
--------------------------------                             -------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2001, was 1,691,272.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                 April 30, 2001



PART I - FINANCIAL INFORMATION                                                                           PAGE NOS.
                                                                                                         ---------
     ITEM 1.        Condensed Consolidated Unaudited Financial Statements                                    3-8

     ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                   9-13

     ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk                                14

PART II - OTHER INFORMATION

     ITEM 6.        Exhibits and Reports on Form 8-K, Signatures                                              15

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                   (UNAUDITED)
                                                                     APRIL 30,         JULY 31,
                                                                       2001              2000
                                                                   ------------      ------------
ASSETS

Cash                                                               $    792,721      $    979,042
Prepaid expenses                                                        277,488           176,833
Federal income taxes receivable                                         127,109                --
Deferred income taxes                                                   442,752           473,739
Other assets                                                             81,198           117,901
Rental merchandise, at cost                                          26,036,593        25,025,924
    less accumulated depreciation                                     9,594,197         8,771,578
                                                                   ------------      ------------

                                                                     16,442,396        16,254,346
                                                                   ------------      ------------

Property and equipment, at cost                                      10,289,003         9,334,006
    less accumulated depreciation                                     4,715,796         4,147,614
                                                                   ------------      ------------

                                                                      5,573,207         5,186,392
                                                                   ------------      ------------

Non-competes, net of amortization                                       311,867           378,273
Goodwill, net of amortization                                         1,786,282         2,051,017
                                                                   ------------      ------------

        Total assets                                               $ 25,835,020      $ 25,617,543
                                                                   ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                   $    818,072      $  1,453,892
Accrued interest - related parties                                       20,000            20,667
Income taxes payable                                                         --           135,796
Other accrued liabilities                                             1,376,998         1,537,732
Notes payable-related parties                                         3,000,000         3,000,000
Notes payable-other                                                  11,585,159        10,294,945

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                      --                --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at April 30, 2001 and July 31, 2000               17,569            17,569
    Paid-in capital                                                  16,124,578        16,124,578
    Less treasury stock, at cost, 65,645 at April 30, 2001 and
      55,945 at July 31, 2000                                          (401,426)         (353,301)
    Accumulated deficit                                              (6,705,930)       (6,614,335)
                                                                   ------------      ------------

        Total stockholders' equity                                    9,034,791         9,174,511
                                                                   ------------      ------------

           Total liabilities and stockholders' equity              $ 25,835,020      $ 25,617,543
                                                                   ------------      ------------

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                    (UNAUDITED)
                                              Three Months Ended                  Nine Months Ended
                                                   April 30,                           April 30,
                                         ------------------------------      ------------------------------
                                             2001              2000             2001               2000
                                         ------------      ------------      ------------      ------------
Revenues:
    Rental income                        $  9,078,079      $  9,168,246      $ 26,943,701      $ 25,444,442
    Sales of merchandise                       89,348           132,392           325,490           316,779
                                         ------------      ------------      ------------      ------------

                                            9,167,427         9,300,638        27,269,191        25,761,221
                                         ------------      ------------      ------------      ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                    1,941,812         2,037,814         5,918,865         5,638,193
      Other                                   506,514           408,895         1,483,290         1,167,510
    Cost of merchandise sold                   58,054           121,291           311,400           303,742
    Salaries and wages                      2,455,434         2,474,019         7,892,432         7,143,604
    Advertising                               264,041           442,492         1,161,221         1,333,413
    Occupancy                                 697,221           590,738         1,995,554         1,688,654
    Other operating expenses                2,465,673         2,415,290         7,602,979         6,971,949
    Interest expense                          353,967           323,374         1,023,358           837,727
    (Gain) loss on sale of property
      and equipment                            15,680            (3,920)            1,573           (20,869)
    Gain on sale of assets                    (60,872)          (32,201)          (60,872)          (32,521)
                                         ------------      ------------      ------------      ------------

                                            8,697,524         8,777,792        27,329,800        25,031,402
                                         ------------      ------------      ------------      ------------

Income (loss) from operations before
   income tax provision                       469,903           522,846           (60,609)          729,819
                                         ------------      ------------      ------------      ------------

    Income tax expense                        207,089           269,016            30,986           377,526
                                         ------------      ------------      ------------      ------------

Net income (loss)                        $    262,814      $    253,830      $    (91,595)     $    352,293
                                         ------------      ------------      ------------      ------------

Basic and diluted net income (loss)
    per share                            $        .16      $        .15      $       (.05)     $        .20
                                         ------------      ------------      ------------      ------------

Weighted average common
    shares outstanding                      1,691,272         1,717,229         1,694,739         1,729,942
                                         ------------      ------------      ------------      ------------

Diluted weighted average common
    shares outstanding                      1,692,171         1,731,117         1,694,739         1,747,650
                                         ------------      ------------      ------------      ------------

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the nine months ended April 30, 2001



                                         COMMON STOCK                                      TREASURY STOCK
                                 ----------------------------       PAID-IN        ------------------------------       ACCUMULATED
                                    SHARES          AMOUNT          CAPITAL           SHARES           AMOUNT             DEFICIT
                                 ------------     -----------     ------------     ------------      ------------      ------------

Balance at July 31, 2000            1,756,917     $    17,569     $ 16,124,578          (55,945)     $   (353,301)     $ (6,614,335)

Treasury stock purchases                   --              --               --           (9,700)          (48,125)               --

Net loss for the nine months
    ended April 30, 2001                   --              --               --               --                --           (91,595)
                                 ------------     -----------     ------------     ------------      ------------      ------------

Balance at April 30, 2001           1,756,917     $    17,569     $ 16,124,578          (65,645)     $   (401,426)     $ (6,705,930)
                                 ------------     -----------     ------------     ------------      ------------      ------------

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                  (UNAUDITED)
                                                                               NINE MONTHS ENDED
                                                                                   April 30,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                    $    (91,595)     $    352,293
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                       7,402,155         6,805,703
        Net book value of rental units retired                              2,197,963         1,772,293
        (Gain) loss on sale of property and equipment                           1,573           (20,869)
        Deferred income taxes                                                  30,986           277,858
        Loss on sale of assets                                                (60,872)          (32,521)
        Changes in operating assets and liabilities other than cash:
           Prepaid expenses                                                  (100,655)           37,989
           Federal income taxes receivable                                   (127,109)               --
           Other assets                                                        36,703           (21,893)
           Accounts payable                                                  (659,644)          (84,230)
           Income taxes payable                                              (135,796)           (1,787)
           Accrued interest payable                                              (667)             (667)
           Other accrued liabilities                                         (160,734)          (12,734)
                                                                         ------------      ------------

             Total adjustments                                             (1,147,902)          (83,322)
                                                                         ------------      ------------

               Net cash flows from operating activities                     8,332,308         9,071,435
                                                                         ------------      ------------

Cash flows from investing activities:
    Purchase of rental units and equipment                                 (8,458,883)      (11,749,927)
    Additions to property and equipment                                    (1,649,837)       (1,712,595)
    Proceeds from sale of property and equipment                               62,325            37,897
    Asset purchase net of cash acquired                                       (99,296)         (172,797)
    Proceeds from sale of assets                                              384,973           219,626
                                                                         ------------      ------------

               Net cash flows used in investing activities                 (9,760,718)      (13,377,796)
                                                                         ------------      ------------

Cash flows from financing activities:
    Bank overdraft                                                                 --           238,248
    Proceeds from notes payable                                             3,700,000         4,212,999
    Repayment of notes payable                                             (2,409,786)           (8,948)
    Treasury stock purchase                                                   (48,125)         (258,375)
                                                                         ------------      ------------

               Net cash flows provided by financing activities              1,242,089         4,183,924
                                                                         ------------      ------------

Cash at beginning of period                                                   979,042           812,179
                                                                         ------------      ------------

Cash at end of period                                                    $    792,721      $    689,742
                                                                         ------------      ------------

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

2.     EARNINGS PER COMMON SHARE

       Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three and nine months ended April 30, 2001 and 2000, 232,666 and 233,565 shares and 120,213 and
       77,474 shares, respectively of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

3.     ACQUISITIONS AND DISPOSITIONS

       On March 20, 2001, the Company signed an asset purchase agreement with Paradise Valley Holdings, Inc. to acquire all rental contracts associated with a single store location in Tennessee for $99,296 in cash.

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

       On March 20, 2001, the Company entered into an asset purchase agreement with Paradise Valley Holdings, Inc. to sell all the assets of one store location in Tennessee. The Company received $124,836 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

       On April 4, 2001, the Company entered into an asset purchase agreement with Griffin Acceptance Corporation, Inc. to sell all the assets of one store location in Mississippi. The Company received $150,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

BESTWAY, INC.                                                          FORM 10-Q


4.     COMMON STOCK

       During the nine months ending April 30, 2001, the Company repurchased 9,700 shares of its common stock in the open market at a cost of $48,125 (1,500 shares repurchased for $7,125 and 8,200 shares repurchased for $41,000).

5.     RENTAL MERCHANDISE

       Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement ranging from 12 to 24 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

       Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the nine months ended April 30, 2001 and 2000, $1,272,529 and $1,283,986, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of income.

6.     NOTE PAYABLE

       At February 28, 2001, the Company was in violation of the required minimum tangible net worth provision of its Revolving Credit Loan Agreement (the "Agreement") dated April 12, 1996, as amended from time to time. The Company obtained a waiver of such violation from the lender as of February 28, 2001. Subsequently, the Company amended the Agreement to decrease the minimum tangible net worth requirement.

7.     NEW ACCOUNTING STANDARD

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

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Operations, expressed as a percentage of revenues:


                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             April 30,                 April 30,
                                                     -----------------------     -----------------------
                                                        2001         2000          2001          2000
                                                     ---------     ---------     ---------     ---------
Revenues:
     Rental income                                        99.0%         98.6%         98.8%         98.8%
     Sales of merchandise                                  1.0           1.4           1.2           1.2
                                                     ---------     ---------     ---------     ---------

       Total revenues                                    100.0         100.0         100.0         100.0
                                                     ---------     ---------     ---------     ---------

Cost and operating expenses:
     Depreciation and amortization:
       Rental merchandise                                 21.2          21.9          21.7          21.9
       Other                                               5.5           4.4           5.4           4.5
     Cost of merchandise sold                              0.6           1.3           1.1           1.2
     Salaries and wages                                   26.8          26.6          28.9          27.7
     Advertising                                           2.9           4.7           4.3           5.2
     Occupancy                                             7.6           6.3           7.3           6.6
     Other operating expenses                             26.9          26.0          27.9          27.0
     Interest expense                                      3.9           3.5           3.8           3.3
     (Gain) loss on sale of property and equipment         0.2            --            --          (0.1)
     Gain on sale of assets                               (0.7)         (0.3)         (0.2)         (0.1)
                                                     ---------     ---------     ---------     ---------

       Total cost and operating expenses                  94.9          94.4         100.2          97.2
                                                     ---------     ---------     ---------     ---------

Income (loss) from operations before
   income tax provision                                    5.1           5.6          (0.2)          2.8
                                                     ---------     ---------     ---------     ---------

     Income tax expense                                    2.2           2.9           0.1           1.4
                                                     ---------     ---------     ---------     ---------

       Net income (loss)                                   2.9%          2.7%         (0.3)%         1.4%
                                                     ---------     ---------     ---------     ---------

BESTWAY, INC.                                                          FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

       COMPARISON OF THREE MONTHS ENDED APRIL 30, 2001 AND 2000

       For the three months ended April 30, 2001 compared to the three months ended April 30, 2000, total revenue decreased $133,211, or 1.4% to $9,167,427 from $9,300,638. The decrease in total revenue was primarily attributable to decreased revenues in same stores, selling three store locations in fiscal year 2001, selling four store locations and merging one location in fiscal year 2000, offset by new store openings in fiscal year 2000 and the inclusion of nine new store openings in fiscal year 2001. Revenue from same stores decreased $815,680, or 10.4% and accounted for a decrease of 612.3% in total revenue. The decline was primarily attributable to a decrease in the number of items on rent and a decrease in customers. Revenue decreased $413,904 or 310.7%, due to selling three store locations in 2001, selling four store locations and merging one location in fiscal year 2000. Revenue from the twelve new store openings in fiscal year 2000 increased revenue by $427,267, or 320.7%. Revenue from the nine new store openings in fiscal year 2001 increased revenue by $669,106, or 502.3%. The increase in revenue from new stores is primarily a result of an increase in customers and the inclusion of a full quarter's results for stores opened in 2000.

       Total costs and operating expenses decreased $80,268, or .9% to $8,697,524 from $8,777,792 and increased .5% as a percentage of total revenue to 94.9% from 94.4%. The company had developed its administrative and management organization to accommodate an anticipated growth in revenue. However, the Company experienced operating losses with new store openings and a lack of growth in revenue in same stores. The Company has implemented a program to reduce operating expenses at the store and corporate level to increase profitability.

       Depreciation of rental merchandise decreased $96,002, or 4.7% to $1,941,812 from $2,037,814 and decreased .7% as a percentage of total revenues to 21.2% from 21.9%. Other depreciation and amortization increased $97,619, or 23.9% to $506,514 from $408,895 and as a percentage of total revenue increased 1.1% to 5.5% from 4.4%.

       Salaries and wages decreased $18,585 to $2,455,434 from $2,474,019 and as a percentage of total store revenue increased .2% to 26.8% from 26.6%. Additional personnel for the nine new internal stores opened in fiscal year 2001 and the three stores opened in the fourth quarter of fiscal year 2000 increased salaries and wages by $342,736. Occupancy expense increased $106,483, or 18.0% to $697,221 from $590,738 and as a percentage of total revenue increased 1.3% to 7.6% from 6.3% primarily due to the nine new store openings in fiscal year 2001 and twelve new store openings in fiscal year 2000, respectively. Other operating expenses increased $50,383, or 2.1% to $2,465,673 from $2,415,290 and as a percentage of total revenues increased .9% to 26.9% from 26.0%. The increase was primarily attributable to the nine new stores opened in fiscal year 2001, the twelve new stores opened in fiscal year 2000 and increased insurance costs. Interest expense increased $30,593, or 9.5% to $353,967 from $323,374 and as a percentage of total revenue increased .4% to 3.9% from 3.5%. The increase in interest expense is primarily attributable to the increased indebtedness related to the internal new store locations in fiscal year 2001 and 2000, respectively.

BESTWAY, INC.                                                          FORM 10-Q

       For the three months ending April 30, 2001 compared to the three months ending April 30, 2000 income from operations before income tax provision decreased $52,943, or 10.1% to $469,903 from $522,846. Income from operations before income tax provision as a percentage of total revenues decreased .5% to 5.1% from 5.6%. The Company experienced operating losses of $50,304 from the nine new stores opened in fiscal year 2001. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages and occupancy expenses as a percentage of revenues.

       COMPARISON OF NINE MONTHS ENDED APRIL 30, 2001 AND 2000

       For the nine months ended April 30, 2001 compared to the nine months ended April 30, 2000, total revenue increased $1,507,970, or 5.9% to $27,269,191 from $25,761,221. The increase in total revenue was primarily attributable to the inclusion of twelve new store openings in fiscal year 2000, the inclusion of nine new store openings in fiscal year 2001, offset by decreased revenues in same stores, decreased revenue due to selling three store locations in 2001 and decreased revenue due to selling four store locations and merging one location in fiscal year 2000. Revenue from the twelve new store openings in fiscal year 2000 accounted for $2,333,198, or 154.7% of the increased. Revenue from the nine new store openings in fiscal year 2001 accounted for $1,219,332, or 80.9% of the increase. The increase in revenue from new stores is primarily a result of an increase in customers and the inclusion of a full quarter's results for stores opened in 2000. Revenue from same stores decreased by $730,007, or 3.3% and accounted for a 48.4% decrease in revenue. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire nine months ending April 30, 2001 and 2000. Revenue decreased $1,314,553, or 87.2% due to selling three locations in fiscal year 2001, selling four locations and merging one location in fiscal year 2000.

       Total costs and operating expenses increased $2,298,398, or 9.2% to $27,329,800 from $25,031,402 and increased 3.0% as a percentage of total revenues to 100.2% from 97.2%. The Company experienced net losses in the nine months ending April 30, 2001. The losses are primarily the result of expenses associated with the twelve stores opened in fiscal year 2000 and nine store openings in the nine months ending April 30, 2001, respectively, and a lack of revenue growth in same stores after the Company's administrative and management organization had been developed to accommodate an anticipated growth in revenue. The Company has implemented a program to reduce operating expenses at the store and corporate level to increase profitability.

       Depreciation of rental merchandise increased $280,672, or 5.0% to $5,918,865 from $5,638,193 and as a percentage of total revenue decreased .2% to 21.7% from 21.9%. Other depreciation and amortization increased $315,780, or 27.0% to $1,483,290 from $1,167,510 and as a percentage of total revenue increased .9% to 5.4% from 4.5%.

       Salaries and wages increased $748,828, or 10.5% to $7,892,432 from $7,143,604 and as a percentage of total store revenue increased 1.2% to 28.9% from 27.7%. Additional personnel for the new stores increased salaries and wages by $886,930, or 118.4% of the total increase. Occupancy expense increased by $306,900, or 18.2% to $1,995,554 from $1,688,654 and as a percentage of total revenue increased .7% to 7.3% from 6.6% primarily due to the nine new store openings in fiscal year 2001 and twelve new store openings in fiscal year 2000, respectively. Other operating

BESTWAY, INC.                                                          FORM 10-Q

       expenses increased $631,030, or 9.1% to $7,602,979 from $6,971,949 and as a percentage of total revenues increased .9% to 27.9% from 27.0%. The increase was primarily attributable to the nine new stores opened in fiscal year 2001, the twelve new stores opened in fiscal year 2000, increased writeoffs of rental merchandise and increased insurance costs. Interest expense increased $185,631, or 22.2% to $1,023,358 from $837,727. The increase in interest expense is primarily attributable to the additional indebtedness related to the internal new locations in fiscal year 2001 and 2000, respectively.

       For the nine months ended April 30, 2001 compared to the nine months ending April 30, 2000, income from operations before income tax provision decreased $790,428, or 108.3% to a loss of $60,609 compared to a profit of $729,819. Income from operations before income tax provision as a percentage of total revenues decreased 3.0% to a negative .2% from 2.8%. The Company experienced operating losses of $438,624 from the nine new stores opened in fiscal year 2001. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages and occupancy expenses as a percentage of revenues.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the nine months ending April 30, 2001, the Company's net cash flows from operating activities was $8,332,308 as compared to $9,071,435 for the nine months ending April 30, 2000. The decrease was primarily due to an increase in operating costs associated with the new stores opened in fiscal years 2000 and 2001 and decreased revenues from same stores.

       For the nine months ending April 30, 2001, the Company's net cash flows used in investing activities was $9,760,718 as compared to $13,377,796 for the nine months ending April 30, 2000. The Company's investing activities reflects a $3,291,044 decrease in the purchase of rental units and equipment.

       For the nine months ending April 30, 2001, the Company's net cash flows provided by financing activities was $1,242,089 as compared to $4,183,924 for the nine months ending April 30, 2000. The decrease in financing activities principally reflects increased repayments of the Company's debt.

       At February 28, 2001, the Company was in violation of the required minimum tangible net worth provision of its Revolving Credit Loan Agreement (the "Agreement") dated April 12, 1996, as amended from time to time. The Company obtained a waiver of such violation from the lender as of February 28, 2001. Subsequently, the Company amended the Agreement to decrease the minimum tangible net worth requirement.

       With the Company having available credit of approximately $3,015,000 under the $17,500,000 Revolving Credit Loan Agreement, management believes the Company has adequate resources to meet its future cash obligations.

       INFLATION

       Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

BESTWAY, INC.                                                          FORM 10-Q


       NEW ACCOUNTING STANDARD

       Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities was effective for the Company during the first quarter of fiscal year 2001. This statement had no impact on the Company's consolidated financial statements as the Company does not currently hold derivative instruments or engage in hedging activities.

BESTWAY, INC.                                                          FORM 10-Q


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For the period ended April 30, 2001, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

BESTWAY, INC.                                                          FORM 10-Q


PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a) Exhibits required by Item 601 of Regulation S-K

             28.1 Amendment to First Amended and Restated
                  Revolving Credit Loan Agreement
                  Filed herewith as "Exhibit 28.1"

         (b) Report on Form 8-k

             The Company did not file any reports on Form 8-k during the quarter ended April 30, 2001.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.








June 14, 2001


                               /s/ Beth A. Durrett
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)

                                 EXHIBIT INDEX


      EXHIBIT
       NUMBER     DESCRIPTION
      -------     -----------


       28.1       Amendment to First Amended and Restated Revolving Credit Loan
                  Agreement Filed herewith as "Exhibit 28.1"