Form 10-K
period 2001-07-31
BESTWAY INC
filed 2001-10-29
CIK 4344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of voting common stock held by non-affiliates of the registrant as of October 16, 2001 was approximately $2,130,537.

       The number of shares of Common Stock, $.01 par value, outstanding as of October 16, 2001 was 1,685,472.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders of Bestway, Inc., which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2001.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                          PAGE(S)
                                                                                                          -------

PART I

     Item 1.    Business                                                                                    3-5
     Item 2.    Properties                                                                                    5
     Item 3.    Legal Proceedings                                                                             5
     Item 4.    Submission of Matters to a Vote of Security Holders                                           6

PART II

     Item 5.    Market for Registrant's Common Stock and Related                                              6
                  Security Holder Matters
     Item 6.    Selected Financial Data                                                                       6
     Item 7.    Management's Discussion and Analysis of Financial                                          7-12
                  Condition and Results of Operations
     Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                                   13
     Item 8.    Financial Statements and Supplementary Data                                                  13
     Item 9.    Changes in and Disagreements with Accountants on                                             13
                  Accounting and Financial Disclosure

PART III

     Item 10.   Directors and Executive Officers of the Registrant                                           13
     Item 11.   Executive Compensation                                                                       13
     Item 12.   Security Ownership of Certain Beneficial Owners and Management                               13
     Item 13.   Certain Relationships and Related Transactions                                               13

PART IV

     Item 14.   Exhibits and Reports on Form 8-K                                                             14


SIGNATURES

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

       GENERAL

       Bestway, Inc. and its consolidated subsidiaries ("Bestway" or the "Company") have been engaged in the rental-purchase industry since 1987. The Company owns and operates a total of eighty-three stores located in the states of Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The stores' operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company is a Delaware corporation and its principal executive offices are located at 7800 Stemmons Freeway, Suite 320, Dallas, Texas 75247.

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

       PRODUCTS

       The Company generally purchases products directly from the manufacturers and local distributors. Products offered by the Company include a wide variety of brands, styles and models of, among other things, televisions, DVD players, home entertainment centers, stereos, videocassette recorders, computers, washers and dryers, refrigerators and freezers, microwave ovens, furniture and jewelry. Although the Company presently expects to continue relationships with its existing suppliers, there are numerous sources of products, and the Company does not believe its operations are dependent on any one or more of its present suppliers.

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


       COMPETITION

       The rental-purchase industry is highly competitive. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms. Several of the Company's competitors are national or regional companies and some have significantly greater financial and operating resources and name recognition than the Company. In addition, the Company faces competition from sources outside the rental-purchase industry, such as department stores, discount stores and retail outlets. These competitors may offer an installment sales program or may compete with the Company simply on the basis of product and price. There is no assurance that the Company will be able to compete successfully against these competitors. Because capital and other requirements for entry into the rental-purchase industry are relatively low, competition may arise from new sources not currently competing with the Company. Increased competition could have a material adverse effect on the Company's sales and profitability.

       PERSONNEL

       At July 31, 2001 the Company employed approximately 351 full-time employees, of which 13 are located at the corporate office in Dallas, Texas. The Company has various incentive programs for all personnel. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

       COMPANY STORES

       The number of stores operated by the Company has increased from 77 as of July 31, 2000 to 83 as of July 31, 2001. The following table shows the number of stores opened, closed and sold during such time period.

                                                          NUMBER OF
                                                            STORES
                                                          ----------

         Open at July 31, 2000                                    77
         Opened                                                    9
         Closed                                                    0
         Sold                                                      3
                                                          ----------

         Open at July 31, 2001                                    83
                                                          ==========

       REGULATION

       Federal Regulation - No comprehensive federal legislation has been enacted regulating or otherwise impacting the rental-purchase transactions. The Company instructs its managers in procedures required by applicable law through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects. Management believes that in the event federal legislation is enacted regulating rental-purchase transactions as credit sales, the Company would be able to adapt to the new laws and remain profitable by repositioning itself as a rent-to-rent business.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


       State Regulation - Currently 46 states and Puerto Rico have legislation regulating rental-purchase transactions. The Company currently operates its stores in states that have enacted laws specifically regulating rental-purchase transactions. The Company's policy is to operate only in states where there is an absence, in management's opinion, of unfavorable legislation regarding rental-purchase transactions. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a material adverse effect on the Company.

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

       The Company's store locations by state at July 31, 2001, are as follows:

                                                           NUMBER OF
           STATE                                            STORES
           -----                                          ----------

         Alabama                                                  23
         Arkansas                                                  6
         Georgia                                                   4
         Mississippi                                              12
         North Carolina                                           15
         South Carolina                                            7
         Tennessee                                                16
                                                          ----------

         Open at July 31, 2001                                    83
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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


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

                                   YEAR ENDED JULY 31, 2001                 YEAR ENDED JULY 31, 2000
                             --------------------------------------   --------------------------------------
                                   HIGH                 LOW                 HIGH                 LOW
                             ------------------  ------------------   ------------------  ------------------

First Quarter                $     5-23/32       $      3-1/2         $      6-1/2        $     6-3/16
Second Quarter               $        5          $      3-7/8         $      7-1/2        $        5
Third Quarter                $        5          $      3-3/4         $     6-15/16       $     5-3/16
Fourth Quarter               $      7-1/8        $        4           $      6-5/8        $        5

       At July 31, 2001, there were 415 stockholders of record of the Company's Common Stock.

       The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for operations. The Company is a party to a loan agreement which prohibits the payment of cash dividends on Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                             FISCAL YEAR ENDED JULY 31,
                                                   -----------------------------------------------------------------------------
                                                       2001             2000            1999            1998            1997
                                                   ------------     ------------    ------------    ------------    ------------

         Revenues from continuing
           operations                              $ 35,913,046     $ 34,909,758    $ 29,365,753    $ 25,875,934    $ 24,662,812
         Income (loss) from continuing
           operations before income tax                 (28,297)       1,068,199       1,107,509       1,381,813         320,004
         Current income tax expense                          --          180,845          94,713         155,064          34,322
         Deferred income tax
           expense                                       97,488          397,413         397,912         433,012         119,622
         Net income (loss)                             (125,785)         489,941         614,884         793,737         166,060
         Basic and diluted net income (loss)
           per share                                      (0.07)            0.28            0.35            0.45            0.10
         Cash flows provided by
           operations                                11,661,342       12,759,621      11,320,309       9,478,714       9,895,993
         Total assets                                24,312,260       25,617,543      21,218,412      18,673,950      18,373,967
         Notes payable                               13,081,731       13,294,945       9,244,012       8,230,043       8,171,945
         Stockholders' equity                         8,973,601        9,174,511       8,971,630       8,396,362       7,594,500

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

       The Company currently operates 83 rental-purchase stores located in seven states. The number of stores operated by the Company has increased from 35 as of July 31, 1995 to 83 as of July 31, 2001. During the year ended July 31, 2001, the Company opened nine new store locations, and sold three stores.

       The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of revenues.

                                                                     YEAR ENDED JULY 31,
                                                                    ----------------------
                                                                      2001          2000
                                                                    --------      --------

         Revenues:
           Rental income                                                98.8%         98.7%
           Sales of merchandise                                          1.2           1.3
                                                                    --------      --------

                Total revenues                                         100.0         100.0

         Cost and operating expenses:
           Depreciation and amortization:
             Rental merchandise                                         21.5          21.9
             Other                                                       5.5           4.6
           Cost of merchandise sold                                      1.1           1.2
           Salaries and wages                                           28.8          27.7
           Advertising                                                   4.0           5.1
           Occupancy                                                     7.4           6.3
           Other operating expenses                                     28.3          27.0
           Interest expense                                              3.7           3.2
           Loss (gain) on sale of property and equipment                  --            --
           Gain on sale of assets                                       (0.2)           --
                                                                    --------      --------

                Total cost and operating expenses                      100.1          97.0
                                                                    --------      --------

         Income (loss) before income tax provision                      (0.1)          3.0
                                                                    --------      --------

           Current income tax expense                                     --           0.5
           Deferred income tax expense                                  (0.3)          1.1
                                                                    --------      --------

                Net income (loss)                                       (0.4)%         1.4%
                                                                    ========      ========

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2001 COMPARED TO THE FISCAL YEAR ENDED JULY 31, 2000

       For the fiscal year ended July 31, 2001 compared to the fiscal year ended July 31, 2000, total revenue increased $1,003,288, or 2.9%, to $35,913,046 from
$34,909,758. The increase in total revenue was primarily attributable to the inclusion of nine new store openings in fiscal 2001 and improved same store revenue, which was offset by decreased revenues due to the sale of three stores in fiscal year 2001. Revenue from the nine new store openings in fiscal year 2001 accounted for $1,954,744, or 194.8% of the increase. Revenue from same stores increased $712,297, or 2.2% and accounted for 71.0% of the increase in revenue. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire twelve months ended July 31, 2001 and 2000. Revenue decreased $1,663,753, or 165.8% due to selling three locations in fiscal year 2001.

       The Company receives rental revenue from various products, including televisions, DVD players and videocassette recorders, household appliances, computers, home furniture and jewelry. In fiscal year 2001, approximately 16% of the Company's rental revenue was derived from appliances, 27% from home furniture, 32% from electronics, 7% from various other products including jewelry and 18% from various services and charges to rental customers including reinstatement fees, club program and liability waiver fees.

       Total cost and operating expenses increased $2,099,784 or 6.2%, to $35,941,343 from $33,841,559 and increased 3.1% as a percentage of total revenues to 100.1% from 97.0%. The increase was primarily the result of expenses associated with the nine new stores opened in fiscal year 2001.

       Depreciation of rental merchandise increased $91,527, or 1.2% to $7,734,416 from $7,642,889. Depreciation of rental merchandise expressed as a percent of total revenue decreased .4% to 21.5% from 21.9%. The decrease as a percentage of revenues was primarily due to an increase in average revenue earned per item. Other depreciation and amortization expense increased $353,653, or 21.9% to $1,971,819 from $1,618,166 and as a percentage of total revenue increased .9% to 5.5% from 4.6%. The increase was primarily due to increased property and equipment.

       Salaries and wages increased $683,806, or 7.1%, to $10,342,950 from $9,659,144 and as a percentage of total revenue increased 1.1% to 28.8% from 27.7%. Additional personnel for the nine new stores increased salaries and wages by $730,757, or 106.9% of the total increase. Advertising expense decreased $343,082, or 19.2% and as a percentage of total revenue decreased 1.1% to 4.0% from 5.1%. Occupancy expense increased $451,105, or 20.5% to $2,649,352 from $2,198,247 and as a percentage of total revenue increased 1.1% to 7.4% from 6.3% primarily due to the nine new store openings in fiscal year 2001. Other operating expenses increased $722,035, or 7.7% to $10,151,550 from $9,429,515 and as a percentage of total revenue increased 1.3% to 28.3% from 27.0%. The increase was primarily attributable to the nine new stores opened in fiscal year 2001, increased write-offs of rental merchandise and increased insurance costs. Interest expense increased $205,316, or 18.5% to $1,316,695 from $1,111,379. The increase in interest expense is primarily attributed to the additional indebtedness related to the new stores opened in fiscal year 2001.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


       For the fiscal year ended July 31, 2001 compared to the fiscal year ended July 31, 2000, income before income tax provision decreased $1,096,496, or 102.6%, to a loss of $28,297 compared to income of $1,068,199. Income from operations before income tax provision as a percentage of total revenues decreased 3.1% to a negative .1% from 3.0%. The loss is primarily the result of expenses associated with the nine store openings in fiscal year 2001 and marginal revenue growth in same stores after the Company's administrative and management organization had been developed to accommodate an anticipated higher growth in revenue. The Company experienced operating losses of $407,173 from the nine new stores opened in fiscal year 2001. The new stores operated at lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages and occupancy expenses as a percentage of revenues. The Company has implemented a program to reduce operating expenses at the store and corporate level to increase profitability.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the fiscal year ended July 31, 2001, the Company's net cash flows from operating activities were $11,661,342 as compared to $12,759,621 for the fiscal year ended July 31, 2000. The decrease was primarily due to increased outflow for working capital commitments.

       For the fiscal year ended July 31, 2001, the Company's net cash flows used in investing activities were $11,233,249 as compared to $16,356,631 for the year ended July 31, 2000. The Company's investing activities reflects a $3,789,497 decrease in the purchase of rental units and equipment and a $936,808 decrease in the additions to property and equipment. The decreases were primarily due to fewer store openings and the sale of three stores in fiscal year 2001.

       For the fiscal year ended July 31, 2001, the Company's net cash flows used in financing activities were $288,339 as compared to net cash flows provided by financing activities of $3,763,873 for the year ended July 31, 2000. The decrease in financing activities principally reflects net cash flows provided by financing activities of increased repayments of the Company's debt.

       On June 14, 2001, the Company amended its November 18, 1997 Third Amendment to First Amended and Restated Revolving Credit Loan Agreement (the "Agreement") with its senior collateralized lender. The amendment revised certain covenants.

       At May 30, June 30, and July 31, 2001, the Company was in violation of the interest coverage ratio provision of the Agreement. The Company obtained waivers of such violations from the lender. On October 26, 2001, the lender amended the Agreement. In the amendment, the lender extended the maturity date from February 28, 2002 to September 1, 2002, waived all violations of the interest coverage provision of the Agreement through September 30, 2001 and waived compliance with the interest coverage provision of the Agreement at October 31, 2001. Although there can be no assurances, the Company expects to be in compliance with such covenant after October 31, 2001.

       On October 26, 2001, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from February 28, 2002 to November 1, 2003.

       With the Company having available credit of approximately $2,303,546 under the Revolving Credit Loan Agreement, management believes the Company has adequate resources to meet is future cash obligations.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


       On March 20, 2001, the Company signed an asset purchase agreement with Paradise Valley Holdings, Inc. to acquire all rental contracts associated with a single store location in Tennessee for $99,295 in cash.

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

       On April 4, 2001, the Company entered into an asset purchase agreement with Griffin Acceptance Corporation to sell all the assets of one store location in Mississippi. The Company received $150,000 in cash for all the assets involved in the daily operation of the stores including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

       On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a material impact on the Company's results of operations or its financial position.

       In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Number 141, ("FAS 141") Business Combinations and Number 142, ("FAS 142") Goodwill and Other Intangible Assets. FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 142 to have a material impact on the Company's results of operations or its financial position.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") which is effective for fiscal years beginning after December 15, 2001. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in FAS 121, for long lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or its financial position.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2000 COMPARED TO THE FISCAL YEAR ENDED JULY 31, 1999

       For the fiscal year ending July 31, 2000 compared to the fiscal year ended July 31, 1999, total revenue increased $5,544,005, or 18.9%, to $34,909,758 from $29,365,753. The increase in total revenue was primarily attributable to the inclusion of two stores acquired and eleven new store openings in fiscal year 1999, the inclusion of twelve new store openings in fiscal year 2000, and improved same store revenues offset by decreased revenue due to selling four store locations and merging one location in fiscal year 2000. Revenue from the two stores acquired in 1999 accounted for $453,617, or 8.2% of the increase. Revenue from the eleven new store openings in fiscal year 1999 accounted for $3,373,157 or 60.8% of the increase. Revenue from the twelve new store openings in fiscal year 2000 accounted for $2,632,600, or 47.5% of the increase. The increase in revenue from new stores is primarily a result of an increase in customers and the inclusion of a full year's results for stores opened in 1999. Revenue from same stores improved $1,396,560 or 5.8% and accounted for 25.2% of the increase. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire year ending July 31, 2000 and 1999. The improvement was primarily attributable to an increase in both the number of items rented and in revenue earned per item. Revenue decreased $2,311,929, or 41.7%, due to selling four locations and merging one location in fiscal year 2000, respectively.

       The Company receives rental revenue from various products including televisions, DVD players and videocassette recorders, household appliances, as well as computers, home furniture and jewelry. In fiscal year 2000, approximately 17% of the Company's rental revenue was derived from appliances, 25% from home furniture, 28% from electronics, 11% from various other products including jewelry and 19% from various services and charges to rental customers including reinstatement fees, club program fees and liability waiver fee.

       Total cost and operating expenses increased $5,583,315, or 19.8%, to $33,841,559 from $28,258,244 and increased .8% as a percentage of total revenue to 97.0% from 96.2%. The increase was primarily the result of expenses associated with the twelve stores opened in fiscal year 2000.

       Depreciation of rental merchandise increased $1,329,761, or 21.1% to $7,642,889 from $6,313,128. Depreciation of rental merchandise expressed as a percent of total revenue increased .4% to 21.9% from 21.5%. Other depreciation and amortization increased $251,414, or 18.4% to $1,618,166 from $1,366,752 and as a percentage of total revenue decreased .1% to 4.6% from 4.7%.

       Salaries and wages increased $1,579,701, or 19.6%, to $9,659,144 from $8,079,443 and as a percentage of total store revenue increased .2% to 27.7% from 27.5%. Additional personnel for the twelve new internal stores opened in fiscal year 2000 increased salaries and wages by $895,387, or 56.7% of the total increase. Salaries and wages increased $623,461, or 39.5% of the total increase due to additional personnel for the eleven new internal stores opened and the two stores acquired in fiscal year 1999, respectively. Salaries and wages increased $351,136, or 22.2% of the total increase due to higher staffing

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


costs associated with higher turnover in same stores during fiscal year 2000. Salaries and wages decreased $360,963, or 22.9%, due to selling four locations and merging one location in fiscal year 2000, respectively. Advertising expense increased $481,068, or 36.9%, to $1,786,361 from $1,305,293. Advertising expense expressed as a percent of total store revenue increased .7% to 5.1% from 4.4% primarily due to the twelve and eleven new stores opened in fiscal year 2000 and fiscal year 1999, respectively. Occupancy expense increased $302,039, or 15.9%, to $2,198,247 from $1,896,208 and as a percentage of total revenues decreased
 .2% to 6.3% from 6.5% primarily due to the twelve and eleven new stores opened in fiscal year 2000 and fiscal year 1999, respectively. Other operating expenses increased $1,166,337, or 14.1%, to $9,429,515 from $8,263,178 and as a percentage of total revenues decreased 1.1% to 27.0% from 28.1%. The increase was primarily attributed to the twelve new stores opened in fiscal year 2000 and increased write-offs of rental merchandise. Interest expense increased $314,768, or 39.5%, to $1,111,379 from $796,611 and as a percentage of total revenue increased .5% to 3.2% from 2.7%. The increase in interest expense is primarily attributable to the indebtedness related to the internal new store locations in fiscal year 2000 and fiscal year 1999, respectively.

       For the fiscal year ended July 31, 2000 compared to the fiscal year ended July 31, 1999, income before income tax provision decreased $39,310, or 3.5%, to $1,068,199 from $1,107,509 and as a percentage of total revenues decreased .8% to 3.0% from 3.8%. The Company experienced operating losses of $397,721 from the twelve new stores opened in fiscal year 2000. The new stores operated at a lower average revenue per store as compared to the Company's existing stores and, therefore, had higher salaries and wages, advertising and occupancy expenses as a percentage of revenues.

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

CAUTIONARY STATEMENT

       This Report on Form 10-K and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Annual Report to Shareholders, any Report on Form 10-Q or Form 8-K or any other written or oral statements made by or on behalf of the Company may include forward-looking statements. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to open or acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such opened or acquired stores into the Company's operations, and (iii) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction. Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company has exposure to market risk associated with the floating rate portion of the interest charged on its Revolving Credit Loan Agreement. At July 31, 2001, the Company had $10,000,000 outstanding on its Revolving Credit Loan Agreement at an interest rate of prime plus .75% and the fair value of the obligation outstanding approximates its related carrying value because the obligation bears interest at the current market rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2001, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2001, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2001, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2001, and is incorporated herein by reference.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following are filed as Exhibits to this Annual Report filed as Form 10-K for the year ended July 31, 2001.

       (b) Exhibits

        EXHIBIT
        NUMBER                               DOCUMENT
        -------                              --------

         3.1 Amended and Restated Certificate of Incorporation of Bestway, incorporated by reference to Bestway's Current Report on Form
                  8-K, filed September 2, 1993.

         3.2 Amended and Restated Bylaws of Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K, for the year ended December 31, 1984.

         4.1 Specimen stock certificate representing shares of Bestway's common stock, incorporated by reference to Bestway's
                  Registration Statement on Form S-8, filed June 22, 1995.

         10.1 Incentive Stock Option Plan of Bestway, incorporated by reference to Bestway's Registration Statement on Form S-8, filed June 22, 1995.

         10.2     Form of Incentive Stock Option Agreement pursuant to Incentive
                  Stock Option Plan, incorporated by reference to Bestway's
                  Registration Statement on Form S-8, filed June 22, 1995.

         10.3     First Amendment to the First Amended and Restated Revolving
                  Credit Loan, dated March 15, 1995, by and between Bestway and
                  Comerica Bank-Texas, incorporated by reference to Bestway's
                  Quarterly Report on Form 10-Q for the year ended April 30,
                  1995.

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

         10.7     First Amended and Restated Promissory Note, dated August 19,
                  1997, by Bestway in favor of O'Donnell & Masur, L.P. and
                  Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K, for the year ended July 31, 1997.

         10.8     Extension Agreement for the First Amended and Restated
                  Promissory Note, dated August 19, 1997, between O'Donnell &
                  Masur, L.P. and Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K for the year ended July
                  31, 1999.

         10.9 Modification letter dated October 19, 2000 modifying certain covenants of the Loan Agreement between Comercia Bank-Texas and Bestway.

         10.10* Amendment Number One to Bestway Incentive Stock Option Plan, dated December 4, 2000.

         21*      Subsidiaries

         23*      Consent of PricewaterhouseCoopers LLP

----------

        *Filed herewith

       (c) Reports on Form 8-K

       None.

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

                                        BESTWAY, INC.


October 26, 2001                        /s/ R. Brooks Reed
                                        ----------------------------------------
                                        R. BROOKS REED, CHAIRMAN OF THE BOARD
                                        OF DIRECTORS AND CHIEF EXECUTIVE OFFICER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 26th day of October 2001.

                        SIGNATURE                                                      TITLE
                        ---------                                                      -----


                   /s/ R. Brooks Reed                           Chairman of the Board of Directors
----------------------------------------------------------      and Chief Executive Officer
                     R. BROOKS REED


                    /s/ Jack E. Meyer                           Director
----------------------------------------------------------
                      JACK E. MEYER


                 /s/ James A. O'Donnell                         Director
----------------------------------------------------------
                   JAMES A. O'DONNELL


                /s/ Bernard J. Hinterlong                       Director
----------------------------------------------------------
                  BERNARD J. HINTERLONG


                 /s/ Teresa A. Sheffield                        President and Chief Operating Officer
----------------------------------------------------------
                   TERESA A. SHEFFIELD


                   /s/ Beth A. Durrett                          Chief Financial Officer
----------------------------------------------------------
                     BETH A. DURRETT


                  /s/ Vincent E. Jarbo                          Vice President
----------------------------------------------------------
                    VINCENT E. JARBO

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


                                                                                                         PAGE(S)
                                                                                                         -------

Report of Independent Accountants                                                                          F-1

Financial Statements:

       Consolidated Balance Sheets as of July 31, 2001 and 2000                                            F-2

       Consolidated Statements of Operations for the years ended
         July 31, 2001, 2000 and 1999                                                                      F-3

       Consolidated Statements of Cash Flows for the years ended
         July 31, 2001, 2000 and 1999                                                                      F-4

       Consolidated Statements of Stockholders' Equity for the years
         ended July 31, 2001, 2000 and 1999                                                                F-5

       Notes to Consolidated Financial Statements                                                       F-6--F-18

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Bestway, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Bestway, Inc. and its subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS

Dallas, Texas
October 22, 2001, except as to
the last two paragraphs of Note 4,
which are as of October 26, 2001

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                  JULY 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------
ASSETS

Cash and cash equivalents                                              $  1,118,796      $    979,042
Prepaid expenses                                                            198,605           176,833
Federal income taxes receivable                                             133,350                --
Deferred income taxes                                                       376,251           473,739
Other assets                                                                 47,635           117,901
                                                                       ------------      ------------

Rental merchandise, at cost                                              25,005,000        25,025,924
    less accumulated depreciation                                         9,832,300         8,771,578
                                                                       ------------      ------------

                                                                         15,172,700        16,254,346
                                                                       ------------      ------------

Property and equipment, at cost                                          10,314,472         9,334,006
    less accumulated depreciation                                         5,047,414         4,147,614
                                                                       ------------      ------------

                                                                          5,267,058         5,186,392
                                                                       ------------      ------------

Non-competes, net of amortization                                           274,671           378,273
Goodwill, net of amortization                                             1,723,194         2,051,017
                                                                       ------------      ------------

           Total assets                                                $ 24,312,260      $ 25,617,543
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                       $    735,461      $  1,453,892
Accrued interest - related parties                                           20,000            20,667
Income taxes payable                                                             --           135,796
Other accrued liabilities                                                 1,501,467         1,537,732
Notes payable-related parties                                             3,000,000         3,000,000
Notes payable-other                                                      10,081,731        10,294,945

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                          --                --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at July 31, 2001 and July 31, 2000                    17,569            17,569
    Paid-in capital                                                      16,124,578        16,124,578
    Less treasury stock, at cost, 71,045 at July 31, 2001 and
      55,945 at July 31, 2000, respectively                                (428,426)         (353,301)
    Accumulated deficit                                                  (6,740,120)       (6,614,335)
                                                                       ------------      ------------

        Total stockholders' equity                                        8,973,601         9,174,511
                                                                       ------------      ------------

           Total liabilities and stockholders' equity                  $ 24,312,260      $ 25,617,543
                                                                       ============      ============

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                       FISCAL YEARS ENDED JULY 31,
                                                            ------------------------------------------------
                                                                2001              2000              1999
                                                            ------------      ------------      ------------

Revenues:
    Rental income                                           $ 35,488,835      $ 34,473,255      $ 29,066,438
    Sales of merchandise                                         424,211           436,503           299,315
                                                            ------------      ------------      ------------

                                                              35,913,046        34,909,758        29,365,753
                                                            ------------      ------------      ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                                       7,734,416         7,642,889         6,313,128
      Other                                                    1,971,819         1,618,166         1,366,752
    Cost of merchandise sold                                     401,343           424,096           281,954
    Salaries and wages                                        10,342,950         9,659,144         8,079,443
    Advertising                                                1,443,279         1,786,361         1,305,293
    Occupancy                                                  2,649,352         2,198,247         1,896,208
    Other operating expenses                                  10,151,550         9,429,515         8,263,178
    Interest expense                                           1,316,695         1,111,379           796,611
    Loss (gain) on sale of property and equipment                  3,048           (16,961)           25,452
    Gain on sale of assets                                       (73,109)          (11,277)          (69,775)
                                                            ------------      ------------      ------------

                                                              35,941,343        33,841,559        28,258,244
                                                            ------------      ------------      ------------

Income (loss) before income taxes:                               (28,297)        1,068,199         1,107,509
                                                            ------------      ------------      ------------

    Current income tax expense                                        --           180,845            94,713
    Deferred income tax expense                                   97,488           397,413           397,912
                                                            ------------      ------------      ------------

Net income (loss)                                           $   (125,785)     $    489,941      $    614,884
                                                            ============      ============      ============

Basic and diluted net income (loss) per share               $      (0.07)     $       0.28      $       0.35
                                                            ============      ============      ============

Weighted average common shares outstanding                     1,692,972         1,723,030         1,747,575
                                                            ============      ============      ============

Diluted weighted average common shares outstanding             1,692,972         1,740,828         1,786,445
                                                            ============      ============      ============

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                      FISCAL YEARS ENDED JULY 31,
                                                                           ------------------------------------------------
                                                                               2001              2000              1999
                                                                           ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                      $   (125,785)     $    489,941      $    614,884
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                         9,706,235         9,261,055         7,679,880
        Net book value of rental units retired                                2,868,499         2,381,370         2,216,789
        (Gain) loss on sale of property and equipment                             3,048           (16,961)           25,452
        Gain on sale of assets                                                  (73,109)          (11,277)          (69,775)
        Deferred income taxes                                                    97,488           397,413           397,912
        Changes in operating assets and liabilities other than cash:
           Prepaid expenses                                                     (21,772)           (4,607)            9,892
           Federal income taxes receivable                                     (133,350)               --                --
           Other assets                                                          70,266           (54,699)          (16,429)
           Accounts payable                                                    (557,450)          241,265            26,013
           Income taxes payable                                                (135,796)           79,390          (128,013)
           Other accrued liabilities                                            (36,932)           (3,269)          563,704
                                                                           ------------      ------------      ------------

               Net cash flows provided by operating activities               11,661,342        12,759,621        11,320,309
                                                                           ------------      ------------      ------------

Cash flows from investing activities:
    Purchase of rental units and equipment                                   (9,853,988)      (13,643,485)       (9,705,046)
    Additions to property and equipment                                      (1,756,702)       (2,693,510)       (2,098,317)
    Proceeds from sale of property and equipment                                 79,526            59,942            53,961
    Asset purchases net of cash acquired                                        (99,295)         (549,047)         (523,896)
    Proceeds from sale of assets                                                397,210           469,469           289,696
                                                                           ------------      ------------      ------------

               Net cash flows used in investing activities                  (11,233,249)      (16,356,631)      (11,983,602)
                                                                           ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds of notes payable                                                 3,700,000         4,412,999         2,425,000
    Repayment of notes payable                                               (3,913,214)         (362,066)       (1,411,031)
    Treasury stock purchase                                                     (75,125)         (287,060)          (66,241)
    Stock issuance                                                                   --                --            26,625
                                                                           ------------      ------------      ------------

               Net cash flows provided by (used in)
               financing activities                                            (288,339)        3,763,873           974,353
                                                                           ------------      ------------      ------------

Cash and cash equivalents at the beginning of year                              979,042           812,179           501,119
                                                                           ------------      ------------      ------------

Cash and cash equivalents at the end of the year                           $  1,118,796      $    979,042      $    812,179
                                                                           ============      ============      ============

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                        FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
                                        ---------------------------------------------------------------------------------
                                                COMMON STOCK                                       TREASURY STOCK
                                        -----------------------------       PAID-IN       -------------------------------
                                           SHARES           AMOUNT          CAPITAL           SHARES            AMOUNT
                                        ------------     ------------     ------------     ------------      ------------

Balance at July 31, 1998                   1,751,592     $     17,516     $ 16,098,006               --      $         --
                                        ------------     ------------     ------------     ------------      ------------

    Stock options exercised                    5,325               53           26,572               --                --
    Treasury stock purchases                      --               --               --          (11,200)          (66,241)
    Net income for the year ended
    July 31, 1999                                 --               --               --               --                --
                                        ------------     ------------     ------------     ------------      ------------

Balance at July 31, 1999                   1,756,917           17,569       16,124,578          (11,200)          (66,241)
                                        ------------     ------------     ------------     ------------      ------------

    Treasury stock purchases                      --               --               --          (44,745)         (287,060)
    Net income for the year ended
    July 31, 2000                                 --               --               --               --                --
                                        ------------     ------------     ------------     ------------      ------------

Balance at July 31, 2000                   1,756,917           17,569       16,124,578          (55,945)         (353,301)
                                        ------------     ------------     ------------     ------------      ------------

    Treasury stock purchases                      --               --               --          (15,100)          (75,125)
    Net loss for the year ended
    July 31, 2001                                 --               --               --               --                --
                                        ------------     ------------     ------------     ------------      ------------

Balance at July 31, 2001                   1,756,917     $     17,569     $ 16,124,578          (71,045)     $   (428,426)
                                        ============     ============     ============     ============      ============

                                         FOR THE YEARS ENDED JULY 31,
                                             2001, 2000 AND 1999
                                        ------------------------------
                                                             TOTAL
                                        ACCUMULATED      STOCKHOLDERS'
                                          DEFICIT            EQUITY
                                        ------------     -------------

Balance at July 31, 1998                $ (7,719,160)     $  8,396,362
                                        ------------      ------------

    Stock options exercised                       --            26,625
    Treasury stock purchases                      --           (66,241)
    Net income for the year ended
    July 31, 1999                            614,884           614,884
                                        ------------      ------------

Balance at July 31, 1999                  (7,104,276)        8,971,630
                                        ------------      ------------

    Treasury stock purchases                      --          (287,060)
    Net income for the year ended
    July 31, 2000                            489,941           489,941
                                        ------------      ------------

Balance at July 31, 2000                  (6,614,335)        9,174,511
                                        ------------      ------------

    Treasury stock purchases                      --           (75,125)
    Net loss for the year ended
    July 31, 2001                           (125,785)         (125,785)
                                        ------------      ------------

Balance at July 31, 2001                $ (6,740,120)     $  8,973,601
                                        ============      ============

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.     BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES

       BUSINESS AND BASIS OF PRESENTATION

       The consolidated financial statements of Bestway, Inc. (the "Company"), include the Company's wholly-owned operating subsidiaries, Bestway Rental, Inc. which operates under the registered trade name "Bestway Rent-To-Own", U.S. Credit-Service Corporation and Westdale Data Service, Inc. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

       The Company owns and operates a total of eighty-three stores located in various states. The store operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company's store locations by state as of July 31, 2001, are as follows:

                                                NUMBER OF
           STATE                                 STORES
                                               ----------

         Alabama                                       23
         Arkansas                                       6
         Georgia                                        4
         Mississippi                                   12
         North Carolina                                15
         South Carolina                                 7
         Tennessee                                     16
                                               ----------

                                                       83
                                               ==========

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Rental merchandise, related rental revenue and depreciation

       Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with nonrefundable rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 24 months with a majority of rental agreements specifying 18 months. At the end of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including televisions, DVD players, videocassette recorders, household appliances, as well as computers, home furniture and jewelry. In fiscal year 2001, approximately 16% of the Company's rental revenue was derived from appliances, 27% from home furniture, 32% from electronics, 7% from various other products such as jewelry and 18% from various services and charges to rental customers including reinstatement fees, club fees and liability waiver fees. In fiscal year 2000, approximately 17% of the Company's rental

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


revenue was derived from appliances, 25% from home furniture, 28% from electronics, 11% from various other products such as jewelry and 19% from various services and charges to rental customers including reinstatement fees and liability wavier fees. In fiscal year 1999, approximately 18% of the Company's rental revenue was derived from appliances, 26% from home furniture, 28% from electronics, 9% from various other products such as jewelry and 19% from various services and charges to rental customers, including reinstatement fees and liability waiver fees.

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

       Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written off as such impairment is incurred. For the fiscal years ended July 31, 2001, 2000 and 1999, $1,782,795, $1,747,354 and $1,378,571, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying consolidated statements of operations.

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

                                          LIVES (YEARS)
                                          -------------

         Building                              40
         Furniture and fixtures                 7
         Vehicles                               5
         Computer equipment                     3

       Cash and cash equivalents

       Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at July 31, 2001 and 2000.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       Intangible assets

       Goodwill represents the cost in excess of the fair value of net tangible assets of acquired businesses and is being amortized on a straight-line basis over 15 to 20 years. Accumulated amortization of goodwill was $2,785,621 and $2,533,272 at July 31, 2001 and 2000, respectively.

       The non-competes are being amortized on a straight-line basis over periods from 2 to 5 years. Accumulated amortization of the non-competes was $1,707,559 and $1,554,873 at July 31, 2001 and 2000, respectively.

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

       Income taxes

       Deferred income taxes are recognized for the tax consequences in the future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities which impacted operations.

       Investment tax credits are accounted for on the "flow-through" method.

       Earnings per common share

       Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the fiscal years ended July 31, 2001 and July 31, 2000, 218,390 and 77,474, respectively, shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

       Advertising costs

       Advertising costs are expensed as incurred.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, particularly deferred tax assets, and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Actual results could differ significantly from those estimates.

       Recently issued accounting principles

       On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133 was amended by Statement of Financial Accounting Standards No. 137, which modified the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a material impact on the Company's results of operations and its financial position.

       In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Number 141, ("FAS 141") Business Combinations and Number 142, ("FAS 142") Goodwill and Other Intangible Assets. FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The company does not expect the adoption of FAS 142 to have a material impact on the Company's results of operations and its financial position.

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") which is effective for fiscal years beginning after December 15, 2001. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in FAS 121, for long lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or its financial position.

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

       On March 2001, the Company signed an asset purchase agreement with Paradise Valley Holdings, Inc. to acquire all rental contracts associated with a single store located in Tennessee for $99,295 in cash.

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

       On February 20, 2001, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store location in South Carolina. The Company received $122,374 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a loss of $2,029 on the sale.

       On March 20, 2001, the Company entered into an asset purchase agreement with Paradise Valley Holdings, Inc. to sell all the asses of one store in Tennessee. The Company received $124,836 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a gain of $12,236 on the sale.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       On April 4, 2001, the Company entered into an asset purchase agreement with Griffin Acceptance Corporation, Inc. to sell all the asses of one store in Mississippi. The Company received $150,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a gain of $62,902 on the sale.

3.     PROPERTY AND EQUIPMENT

                                                                               JULY 31,
                                                                     ------------------------------
                                                                         2001              2000
                                                                     ------------      ------------

         Building and leaseholds                                     $  4,389,927      $  3,740,750
         Vehicles                                                       3,794,570         3,677,346
         Furniture and fixtures                                         1,382,586         1,267,124
         Computer equipment                                               747,389           648,786
                                                                     ------------      ------------

                                                                       10,314,472         9,334,006
         Accumulated depreciation                                      (5,047,414)       (4,147,614)
                                                                     ------------      ------------

                                                                     $  5,267,058      $  5,186,392
                                                                     ============      ============

4.     NOTES PAYABLE

       Notes payable consists of the following:

                                                                                    YEARS ENDED JULY 31,
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                ------------     ------------
         Senior collateralized debt

         Revolving Credit Loan Agreement dated August 19, 1993,
         amended June 14, 2001, interest payable monthly at
         prime plus .75%; note matures on February 28, 2002;
         note collateralized by substantially all the Company's assets          $ 10,000,000     $ 10,200,000

         Subordinated debt

         Note payable to limited partnership and stockholder dated
         July 19, 1993, amended December 23, 1999, interest paid
         quarterly at 8% beginning October 1, 1993; note, as amended,
         matures on February 28, 2002                                              3,000,000        3,000,000

         Other notes payable
         Note payable to bank dated April 11, 1994, principal payable monthly; interest payable at 9% per annum; note matures on
         April 15, 2006; note collateralized by associated real estate                81,731           94,945
                                                                                ------------     ------------

                                                                                $ 13,081,731     $ 13,294,945
                                                                                ============     ============

       At July 31, 2001 and 2000 the prime rate was 7.5% and 9.5%, respectively.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       On June 14, 2001, the Company amended its November 18, 1997 Third Amendment to First Amended and Restated Revolving Credit Loan Agreement with its senior collateralized lender. In the amendment, the Company revised certain covenants.

       At July 31, 2001, the carrying value of the Company's senior collateralized debt and other notes payable approximated fair value, estimated primarily based on the borrowing rates available to the Company for debt with similar terms and average maturities. It is not practicable to estimate the fair value of the Company's subordinated debt because it is with a related party.

       Following is a summary of maturities of notes payable for each of the periods ending July 31:

         2002                                            $13,014,412
         2003                                                 15,765
         2004                                                 17,242
         2005                                                 18,860
         2006                                                 15,452
         Thereafter                                               --
                                                         -----------

                                                         $13,081,731
                                                         ===========

       At May 30, June 30, and July 31, 2001, the Company was in violation of the interest coverage ratio provision of the Agreement. The Company obtained waivers of such violations from the lender. On October 26, 2001, the lender amended the Agreement. In the amendment, the lender extended the maturity date from February 28, 2002 to September 1, 2002, waived all violations of the interest coverage provision of the Agreement through September 30, 2001 and waived compliance with the interest coverage provision of the Agreement at October 31, 2001. Although there can be no assurances, the Company expects to be in compliance with such covenant after October 31, 2001.

       On October 26, 2001, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from February 28, 2002 to November 1, 2003.

5.     INCOME TAXES

       The provisions for income tax consists of the following for the years ended July 31:

                                                  2001           2000           1999
                                               ----------     ----------     ----------
         Current:
            Federal                            $       --     $   96,327     $  131,174
            State                                      --         84,518        (36,461)
                                               ----------     ----------     ----------

                                                       --        180,845         94,713
                                               ----------     ----------     ----------
         Deferred:
            Federal                                79,564        342,372        311,024
            State                                  17,924         55,041         86,888
                                               ----------     ----------     ----------

                                                   97,488        397,413        397,912
                                               ----------     ----------     ----------

         Total income tax provision            $   97,488     $  578,258     $  492,625
                                               ==========     ==========     ==========

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       Significant components of the Company's deferred income tax assets at July 31, 2001 and 2000, respectively, are as follows:

                                                              2001              2000
                                                          ------------      ------------

         Net operating loss carryforward                  $  1,040,589      $  1,443,332
         Investment tax credit carryforward                      2,688             2,688
         Minimum tax credit carryover                          325,586           323,385
         Property and equipment                                259,533           169,297
         Intangible assets                                     381,968           373,870
         Accrued expenses                                      154,700           109,199
                                                          ------------      ------------

              Total deferred tax assets                      2,165,064         2,421,771

         Rental merchandise                                 (1,786,125)       (1,945,344)
                                                          ------------      ------------

              Total deferred tax liabilities                (1,786,125)       (1,945,344)
                                                          ------------      ------------

         Valuation allowance                                    (2,688)           (2,688)
                                                          ------------      ------------

              Net deferred tax asset                      $    376,251      $    473,739
                                                          ============      ============

       Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. In fiscal 2001 and 2000, the valuation allowance was reduced $0 and $16,018, respectively as a result of the expiration of investment tax credit carryforwards.

       The following is the reconciliation of the U.S. statutory tax rate to the Company's effective tax rate for the years ended July 31:

                                                             2001            2000           1999
                                                          ----------      ----------     ----------

         Federal income tax (benefit) at
            statutory rate of 34%                         $   (9,621)     $  363,188     $  376,553
         Goodwill amortization                                71,192          58,117         58,152
         State income tax                                     33,202         129,498         46,411
         Other                                                 2,715          27,455         11,509
                                                          ----------      ----------     ----------

              Provision for income tax                    $   97,488      $  578,258     $  492,625
                                                          ==========      ==========     ==========

       During 2001, the net operating loss carryforwards were decreased by $1,070,271 and during 2000, the net operating loss carryforwards were increased by $1,588,629. At July 31, 2001, the Company has Federal net operating loss carryforward of approximately $3,068,457 expiring from 2006 to 2020. The Company has State net operating loss carryforward of $310,014 which expires from 2004 to 2020. The Company has investment tax credit carryforwards of approximately $2,688 which expire in fiscal year 2002.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.     RELATED PARTY TRANSACTIONS

       The Company has a consulting agreement with a former owner of one of the Company's operating subsidiaries. As of July 31, 2001, $3,000 recorded in other accrued liabilities in the Company's financial statements remains to be paid in 2002. If, however, the market price of the Company's Common Stock reaches $50.00 per share, the Company has no further obligation under this consulting agreement. Consulting fees paid for each of the years ended July 31, 2001, 2000, and 1999 were $30,000.

       Interest expense relating to notes payable to affiliates amounted to $243,334 for the years ended July 31, 2001, $244,667 for the year ended July 31, 2000 and $243,333 for year ended July 31, 1999.

7.     LEASES

       The Company leases all store facilities, with the exception of one, under operating leases with terms ranging from one to ten years. Many leases contain escalation clauses. Future minimum lease obligations under noncancelable operating leases for the Company at July 31, 2001 are as follows:

         2001                                            $ 2,421,137
         2002                                              2,277,871
         2003                                              2,014,674
         2004                                              1,770,681
         2005                                              1,453,217
         Thereafter                                        1,979,397
                                                         -----------

                                                         $11,916,977
                                                         ===========

8.     SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS

       Cash interest payments for the years ended July 31, 2001, 2000 and 1999 are $1,317,362, $1,111,380 and $791,444, respectively. Cash tax payments for the years ended July 31, 2001, 2000 and 1999 are $478,643, $101,455 and $74,768,
respectively.

9.     INCENTIVE PLANS

       STOCK OPTION PLAN

       The Company has a stock option plan (the "Plan") for officers and employees of the Company or its affiliates, under which the maximum number of shares, which may be granted in the aggregate, is 285,000 of the Company's Common Stock. The Plan, which became effective June 30, 1995, provides for the options to be granted, become exercisable, and terminate upon terms established by the Board of Directors (the "Committee"). Shares become exercisable from time to time (but not sooner than six months after the date of grant) over such period and upon such terms as the Committee may determine, but such exercise can not at any time be less than 25 shares unless the remaining shares that have become so purchasable are less than 25 shares.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

       A summary of the status of the Company's stock options as of July 31, 2001, 2000 and 1999 and the changes during the year ended on those dates is presented below:

                                                                                  STOCK OPTIONS
                                                 --------------------------------------------------------------------------------
                                                           2001                        2000                        1999
                                                 ------------------------    ------------------------    ------------------------
                                                                WEIGHTED                    WEIGHTED                    WEIGHTED
                                                  # SHARES      AVERAGE       # SHARES      AVERAGE       # SHARES      AVERAGE
                                                 UNDERLYING     EXERCISE     UNDERLYING     EXERCISE     UNDERLYING     EXERCISE
                                                  OPTIONS        PRICES       OPTIONS        PRICES       OPTIONS        PRICES
                                                 ----------    ----------    ----------    ----------    ----------    ----------

         Outstanding at beginning of year           194,360    $     5.79       193,035    $     5.69       147,150    $     5.53
            Granted                                  24,030    $     4.06        17,500    $     6.75        71,710    $     6.22
            Exercised                                    --    $     6.24            --           N/A         5,325    $     5.00
            Forfeited                                26,500            --        16,175    $     5.94        20,500    $     6.58
            Expired                                      --           N/A            --           N/A            --    $       --
         Outstanding at end of year                 191,890    $     5.45       194,360    $     5.79       193,035    $     5.69
         Exercisable at end of year                 158,018    $     5.38       146,228    $     5.41       112,173    $     5.25
         Available for grant at end of year          26,160            --        23,690            --        25,015            --
         Weighted average fair value of
           options granted                                     $     1.82                  $     3.34                  $     2.62

       The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 5.04%, 6.06% and 5.48% for 2001, 2000, and 1999, respectively; the expected life of options is 5 years; and a volatility of 43.03%, 41.39%, and 37.98% for options granted in 2001, 2000 and 1999, respectively.

       At July 31, 2001, exercise prices for all options outstanding ranged from $4 to $7 and the weighted-average remaining contractual life for options outstanding was 6 years.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

       Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                     AS REPORTED      PRO FORMA      AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                                       7/31/01         7/31/01         7/31/00        7/31/00        7/31/99        7/31/99
                                     -----------     -----------     -----------    -----------    -----------    -----------

         Net income (loss)           $  (125,785)    $  (148,177)    $   489,941    $   489,922    $   614,884    $   559,413
         Basic net income (loss)
            per common share         $     (0.07)    $     (0.08)    $      0.28    $      0.28    $      0.35    $      0.32

       The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the 1996 fiscal year.

       401(K) PLAN

       The Company established a Retirement Savings Plan (the "Savings Plan"), effective as of September 1, 1994, which is intended to qualify under Section 401(k) of the Internal Revenue Code "the Code". Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan. For the year ended July 31, 2001, the Company contributed approximately $145,000 to the Savings Plan. For the years ended July 31, 2000 and 1999, the Company made matching contributions of approximately $145,000 and $0, to the Savings Plan. All assets of the Savings Plan are held in trust.

10.    CONTINGENCIES

       The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

11.    SUBSEQUENT EVENTS

       DISPOSITIONS

       On October 5, 2001, the Company entered into an asset purchase agreement with Value Rentals, LLC to sell all the assets of one store in Lafayette, Tennessee. The Company received $216,841 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers, idle inventory, furniture and fixtures and vehicles.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       On September 5, 2001, the Company entered into an asset purchase agreement with a Rent-A-Center, Inc. to sell all the assets of one store in Hickory, North Carolina. The Company received $113,541 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

       ACQUISITIONS

       On September 11, 2001, the Company entered into an asset purchase agreement with Instant Rentals to acquire all rental contracts associated with a single store located in Tennessee for approximately $148,000.

       On October 22, 2001, the Company entered into an asset purchase agreement with Zajac's Electronics Service Center, Inc. to acquire all rental contracts associated with a single store located in Alabama for approximately $296,000.

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------
         3.1      Amended and Restated Certificate of Incorporation of Bestway,
                  incorporated by reference to Bestway's Current Report on Form
                  8-K, filed September 2, 1993.

         3.2 Amended and Restated Bylaws of Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K, for the year ended December 31, 1984.

         4.1 Specimen stock certificate representing shares of Bestway's common stock, incorporated by reference to Bestway's
                  Registration Statement on Form S-8, filed June 22, 1995.

         10.1 Incentive Stock Option Plan of Bestway, incorporated by reference to Bestway's Registration Statement on Form S-8, filed June 22, 1995.

         10.2     Form of Incentive Stock Option Agreement pursuant to Incentive
                  Stock Option Plan, incorporated by reference to Bestway's
                  Registration Statement on Form S-8, filed June 22, 1995.

         10.3     First Amendment to the First Amended and Restated Revolving
                  Credit Loan, dated March 15, 1995, by and between Bestway and
                  Comerica Bank-Texas, incorporated by reference to Bestway's
                  Quarterly Report on Form 10-Q for the year ended April 30,
                  1995.

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

         10.7     First Amended and Restated Promissory Note, dated August 19,
                  1997, by Bestway in favor of O'Donnell & Masur, L.P. and
                  Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K, for the year ended July 31, 1997.

         10.8     Extension Agreement for the First Amended and Restated
                  Promissory Note, dated August 19, 1997, between O'Donnell &
                  Masur, L.P. and Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K for the year ended July
                  31, 1999.

         10.9 Modification letter dated October 19, 2000 modifying certain covenants of the Loan Agreement between Comercia Bank-Texas and Bestway.

         10.10* Amendment Number One to Bestway Incentive Stock Option Plan, dated December 4, 2000.

         21*      Subsidiaries

         23*      Consent of PricewaterhouseCoopers LLP

----------

*Filed herewith