Form 10-Q
period 2001-10-31
BESTWAY INC
filed 2001-12-17
CIK 4344

BESTWAY, INC.                                                        FORM 10-Q
------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2001


                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568


                                  BESTWAY, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              81-0332743
-------------------------------                            -------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

7800 Stemmons Freeway, Suite 320                                  75247
--------------------------------                               ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2001, was 1,685,272.

BESTWAY, INC.                                                        FORM 10-Q
------------------------------------------------------------------------------

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                October 31, 2001

PART I - FINANCIAL INFORMATION                                                                      PAGE NOS.
                                                                                                    ---------
     ITEM 1.  Condensed Consolidated Unaudited Financial Statements                                    3-9

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                   10-13

PART II - OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K, Signatures                                             14

BESTWAY, INC.                                                        FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                        (UNAUDITED)
                                                                         OCTOBER 31,      JULY 31,
                                                                           2001             2001
                                                                       -------------    -------------
ASSETS

Cash and cash equivalents                                              $     500,425    $   1,118,796
Prepaid expenses                                                             218,179          198,605
Federal income taxes receivable                                              206,460          133,350
Deferred income taxes                                                        460,571          376,251
Other assets                                                                  48,714           47,635
                                                                       -------------    -------------

Rental merchandise, at cost                                               25,785,022       25,005,000
    less accumulated depreciation                                          9,629,880        9,832,300
                                                                       -------------    -------------

                                                                          16,155,142       15,172,700
                                                                       -------------    -------------

Property and equipment, at cost                                           10,189,365       10,314,472
    less accumulated depreciation                                          5,253,808        5,047,414
                                                                       -------------    -------------

                                                                           4,935,557        5,267,058
                                                                       -------------    -------------

Non-competes, net of amortization                                            422,363          274,671
Goodwill, net of amortization                                              1,627,902        1,723,194
                                                                       -------------    -------------

        Total assets                                                   $  24,575,313    $  24,312,260
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                       $   2,203,474    $     735,461
Accrued interest - related parties                                            20,000           20,000
Other accrued liabilities                                                  1,394,483        1,501,467
Notes payable-related parties                                              3,000,000        3,000,000
Notes payable-other                                                        9,178,217       10,081,731

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                           --               --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at October 31, 2001 and July 31, 2001,
      respectively                                                            17,569           17,569
    Paid-in capital                                                       16,124,578       16,124,578
    Less treasury stock, at cost, 71,645 at October 31, 2001 and
      71,045 at July 31, 2001                                               (431,006)        (428,426)
    Accumulated deficit                                                   (6,932,002)      (6,740,120)
                                                                       -------------    -------------

        Total stockholders' equity                                         8,779,139        8,973,601
                                                                       -------------    -------------

           Total liabilities and stockholders' equity                  $  24,575,313    $  24,312,260
                                                                       =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY, INC.                                                        FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------



                                                                      (UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                             OCTOBER 31,      OCTOBER 31,
                                                                2001             2000
                                                           -------------    -------------
Revenues:
    Rental income                                          $   8,241,535    $   8,763,521
    Sales of merchandise                                         208,970          161,981
                                                           -------------    -------------
                                                               8,450,505        8,925,502
                                                           -------------    -------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                                       1,715,362        1,964,484
      Other                                                      468,383          481,018
    Cost of merchandise sold                                     204,053          187,441
    Salaries and wages                                         2,494,048        2,688,402
    Advertising                                                  415,751          429,637
    Occupancy                                                    681,456          627,957
    Other operating expenses                                   2,576,425        2,538,091
    Interest expense                                             247,925          300,695
    Gain on sale of property and equipment                        (5,571)         (22,082)
    Gain on sale of assets                                       (71,125)              --
                                                           -------------    -------------

                                                               8,726,707        9,195,643
                                                           -------------    -------------

Loss before income taxes:
                                                                (276,202)        (270,141)
                                                           -------------    -------------

    Income tax benefit                                           (84,320)         (82,720)
                                                           -------------    -------------

Net loss                                                   $    (191,882)   $    (187,421)
                                                           -------------    -------------

Basic and diluted net loss per share                       $        (.11)   $        (.11)
                                                           -------------    -------------

Weighted average common shares outstanding                     1,685,539        1,697,339
                                                           -------------    -------------

Diluted weighted average common shares outstanding             1,685,539        1,697,339
                                                           -------------    -------------



The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY, INC.                                                        FORM 10-Q

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------



                                                                                   (UNAUDITED)
                                                                               THREE MONTHS ENDED
                                                                           OCTOBER 31,     OCTOBER 31,
                                                                              2001            2000
                                                                         -------------    -------------
Cash flows from operating activities:
    Net loss                                                             $    (191,882)   $    (187,421)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                        2,183,745        2,445,502
        Net book value of rental units retired                                 745,604          691,947
        Gain on sale of property and equipment                                  (5,571)         (22,082)
        Gain on sale of assets                                                 (71,125)              --
        Deferred income taxes                                                  (84,320)         (82,720)
    Changes in operating assets and liabilities other than cash:
        Prepaid expenses                                                       (19,574)         (66,824)
        Federal income taxes receivable                                        (73,110)        (304,205)
        Other assets                                                            (1,079)          57,678
        Accounts payable                                                       (37,365)         (21,353)
        Income taxes payable                                                        --         (135,796)
        Other accrued liabilities                                             (106,984)        (406,641)
                                                                         -------------    -------------

Net cash flows from operating activities                                     2,338,339        1,968,085
                                                                         -------------    -------------

Cash flows from investing activities:
    Purchase of rental units and equipment                                  (1,867,437)      (2,120,426)
    Additions to property and equipment                                       (100,635)      (1,085,555)
    Proceeds from sale of property and equipment                                30,653           49,388
    Asset purchase net of cash acquired                                       (443,579)              --
    Proceeds from sale of assets                                               330,382               --
                                                                         -------------    -------------

Net cash flows used in investing activities                                 (2,050,616)      (3,156,593)
                                                                         -------------    -------------

Cash flows from financing activities:
    Proceeds from notes payable                                                300,000        1,100,000
    Repayment of notes payable                                              (1,203,514)        (303,189)
    Treasury stock purchase                                                     (2,580)         (23,125)
                                                                         -------------    -------------

Net cash flows (used in) provided by financing activities                     (906,094)         773,686
                                                                         -------------    -------------

Cash and cash equivalents at beginning of period                             1,118,796          979,042
                                                                         -------------    -------------

Cash and cash equivalents at end of period                               $     500,425    $     564,220
                                                                         =============    =============

BESTWAY, INC.                                                        FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

For the three months ended October 31, 2001


                                       COMMON STOCK                              TREASURY STOCK                          TOTAL
                                -------------------------    PAID-IN      --------------------------    ACCUMULATED   STOCKHOLDERS'
                                  SHARES         AMOUNT      CAPITAL        SHARES         AMOUNT        DEFICIT        EQUITY
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at July 31, 2001          1,756,917   $    17,569   $16,124,578       (71,045)   $  (428,426)   $(6,740,120)   $ 8,973,601

Treasury stock purchases                 --            --            --          (600)        (2,580)            --         (2,580)

Net loss for the three months
    ended October 31, 2001               --            --            --            --             --       (191,882)      (191,882)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at October 31, 2001       1,756,917   $    17,569   $16,124,578       (71,645)   $  (431,006)   $(6,932,002)   $ 8,779,139
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------



The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     REFERENCE TO PREVIOUS DISCLOSURES

       The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Form 10-K, particularly with regard to disclosure relating to significant accounting policies. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.     EARNINGS PER COMMON SHARE

       Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three months ended October 31, 2001 and 2000, 233,565 and 210,535 shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

3.     ACQUISITIONS AND DISPOSITIONS

       On September 11, 2001, the Company entered into an asset purchase agreement with Instant Rentals to acquire all the rental contracts associated with a single store located in Tennessee for approximately $148,000.

       On October 22, 2001, the Company entered into an asset purchase agreement with Zajac's Electronics Service Center, Inc. to acquire all rental contracts associated with a single store located in Alabama for approximately $296,000.

       On September 5, 2001, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store in North Carolina. The Company received approximately $114,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a loss of $10,898 on the sale.

       On October 5, 2001, the Company entered into an asset purchase with Value Rental, LLC to sell all the assets of one store in Tennessee. The Company received approximately $217,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers, idle inventory, furniture and fixtures and vehicles. The Company recognized a gain of $82,023 on the sale.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       On December 11, 2001, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store in South Carolina. The Company received approximately $187,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers and approximately $25,000 of idle inventory. Remaining idle inventory was transferred to the Company's existing store locations. Additionally, Rent-A-Center obtained the Company's store location by assuming the lease agreement.

4.     COMMON STOCK

       During the three months ending October 31, 2001, the Company repurchased 600 shares of its common stock in the open market at a cost of $2,580.

5.     RENTAL MERCHANDISE

       Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement ranging from 12 to 24 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

       Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the three months ended October 31, 2001 and 2000, $371,802 and $351,305, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of income.

6.     NOTES PAYABLE

       On October 26, 2001, the Company amended its April 12, 1996 Fifth Amendment to First Amended and Restated Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from February 28, 2002, to September 1, 2002, waived all violations of the interest coverage provision of the Agreement through September 30, 2001 and waived compliance with the interest coverage provision of the Agreement at October 31, 2001.

       On October 26, 2001, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from February 28, 2002 to November 1, 2003.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.     RECENTLY ISSUED ACCOUNTING PRINCIPLES

       In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, ("FAS 142") Goodwill and Other Intangible Assets. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 142 to have a material impact on the Company's results of operations or its financial position.

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

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                 THREE MONTHS ENDED
                                                     OCTOBER 31,
                                               -----------------------
                                                 2001          2000
                                               ---------     ---------
Revenues:
      Rental income                                 97.5%         98.2%
      Sales of merchandise                           2.5           1.8
                                               ---------     ---------

        Total revenues                             100.0         100.0
                                               ---------     ---------

Cost and operating expenses:
      Depreciation and amortization:
        Rental merchandise                          20.3          22.0
        Other                                        5.5           5.4
      Cost of merchandise sold                       2.4           2.1
      Salaries and wages                            29.5          30.1
      Advertising                                    4.9           4.8
      Occupancy                                      8.1           7.0
      Other operating expenses                      30.5          28.4
      Interest expense                               2.9           3.4
      Gain on sale of property and equipment          --          (0.2)
      Gain on sale of assets                        (0.8)           --
                                               ---------     ---------

        Total cost and operating expenses          103.3         103.0
                                               ---------     ---------

Loss before income tax provision                    (3.3)         (3.0)
                                               ---------     ---------

      Income tax benefit                            (1.0)         (0.9)
                                               ---------     ---------

        Net loss                                    (2.3)%        (2.1)%
                                               =========     =========

BESTWAY, INC.                                                         FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CON'T.)

       COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

       For the three months ended October 31, 2001 compared to the three months ended October 31, 2000, total revenue decreased $474,997, or 5.3% to $8,450,505 from $8,925,502. The decrease in total revenue was primarily attributable to decreased revenues in same stores, selling two store locations in the first quarter of fiscal year 2002, selling three store locations in fiscal year 2001, which was offset by new store openings in fiscal year 2001. Revenue from same stores decreased $440,010, or 5.2% and accounted for a decrease of 92.6% in total revenue. The decline was primarily attributable to a decrease in average customers per store comparing the three months ended October 31, 2001 and 2000. Management believes the decline in customers per store was due to increased competition and other market factors. Revenue decreased $315,187 or 66.4% due to selling store locations in the first quarter of 2002 and in fiscal year 2001, respectively. Revenue from new store openings in fiscal year 2001 increased revenue by $280,200, or 59.0%.

       Total costs and operating expenses decreased $468,936, or 5.1% to $8,726,707 from $9,195,643 and increased .3% as a percentage of total revenues to 103.3% from 103.0%. The Company had developed its administrative and management organization to accommodate an anticipated growth in revenue. However, the Company experienced operating losses with new store openings in 2001 and a lack of growth in revenue in same stores. The Company has implemented a program to reduce operating expenses at the store and corporate level to increase profitability.

       Depreciation of rental merchandise decreased $249,122, or 12.7% to $1,715,362 from $1,964,484 and decreased 1.7% as a percentage of total revenues to 20.3% from 22.0%. The decrease as a percentage of revenues was primarily due to an increase in average revenue earned per item. Other depreciation and amortization expense decreased $12,635, or 2.6% to $468,383 from $481,018 and as a percentage of total revenue increased .1% to 5.5% from 5.4%.

       Salaries and wages decreased $194,354, or 7.2% to $2,494,048 from $2,688,402 and as a percentage of total revenue decreased .6% to 29.5% from 30.1%. The decrease was primarily attributable to a decline in salaries and wages associated with staffing reductions at the corporate and store level as a result of the decline in the number of customers per store. Advertising expense decreased $13,886, or 3.2% to $415,751 from $429,637 and increased .1% as a percentage of total revenues to 4.9% from 4.8%. Occupancy expense increased $53,499, or 8.5% to $681,456 from $627,957 and increased 1.1% to 8.1% from 7.0% primarily due to new store openings in fiscal year 2001. Other operating expenses increased $38,334, or 1.5% to $2,576,425 from $2,538,091 and increased 2.1% as a percentage of total revenues to 30.5% from 28.4%. The increase was primarily due to $132,000 of expenses associated with a legal settlement. Interest expense decreased $52,770, or 17.5% to $247,925 from $300,695 and as a percentage of total revenue decreased .5% to 2.9% from 3.4%. The decrease in interest expense is primarily attributable to the decreased indebtedness.

       For the three months ending October 31, 2001 compared to the three months ending October 31, 2000 income from operations before income tax provision decreased $6,061, or 2.2% to a loss of $276,202 compared to a loss of $270,141. Income from operations before income tax provision as a percentage of total revenues increased .3% to a negative 103.3% compared to a negative 103.0%.

BESTWAY, INC.                                                         FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CON'T)

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the three months ending October 31, 2001, the Company's net cash flows from operating activities was $2,338,339 as compared to $1,968,085 for the three months ending October 31, 2000. The increase was primarily due to decreased outflow for working capital requirements.

       For the three months ending October 31, 2001, the Company's net cash flows used in investing activities was $2,050,616 as compared to $3,156,593 for the three months ending October 31, 2000. The Company's investing activities reflects a $252,988 decrease in the purchase of rental units and a $984,920 decrease in additions to property and equipment primarily for the new stores opened during the three months ending October 31, 2000.

       For the three months ending October 31, 2001, the Company's net cash flows used in financing activities was $906,094 as compared to net cash flows provided by financing activities of $773,686 for the three months ending October 31, 2000. The decrease is primarily due to increased repayments of the Company's debt.

       On October 26, 2001, the Company amended its April 12, 1996 Fifth Amendment to First Amended and Restated Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from February 28, 2002 to September 1, 2002, waived all violations of the interest coverage provision of the Agreement through September 30, 2001 and waived compliance with the interest coverage provision of the Agreement at October 31, 2001. At October 31, 2001 the Company was in violation of the tangible net worth coverage provision of the Agreement. The Company obtained a waiver of such violation from the lender.

       On October 26, 2001, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from February 28, 2002 to November 1, 2003.

       With the Company having available credit of approximately $2,100,000 under the Revolving Credit Loan Agreement, management believes the Company has adequate resources to meet its future cash obligations.

       INFLATION

       Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

       RECENTLY ISSUED ACCOUNTING PRINCIPLES

       In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, ("FAS 142") Goodwill and Other Intangible Assets. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 142 to have a material impact on the Company's results of operations or its financial position.

BESTWAY, INC.                                                         FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CON'T)

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

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a)      Exhibits required by Item 601 of Regulation S-K

                  NONE.

         (b)      Report on Form 8-k

                  The Company did not file any reports on Form 8-k during the quarter ended October 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BESTWAY, INC.








December 17, 2001


                                         /s/ Beth A. Durrett
                               -------------------------------------------------
                                             Beth A. Durrett
                                         Chief Financial Officer
                               (Principal Financial Officer and duly authorized
                                      to sign on behalf of the Registrant)