Form 10-Q
period 2002-01-31
BESTWAY INC
filed 2002-03-18
CIK 4344

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2002


                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568
                                                 ------


                                  BESTWAY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     81-0332743
--------------------------------                        -------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


7800 Stemmons Freeway, Suite 320                              75247
----------------------------------------                -------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 2002, was 1,622,772.

BESTWAY, INC.                                                         FORM 10-Q
--------------------------------------------------------------------------------

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                January 31, 2002

PART I - FINANCIAL INFORMATION                                                                           PAGE NOS.
                                                                                                         ---------
     ITEM 1.        Condensed Consolidated Unaudited Financial Statements                                  3-10

     ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                  11-15

PART II - OTHER INFORMATION

     ITEM 6.        Exhibits and Reports on Form 8-K, Signatures                                             16

BESTWAY, INC.                                                         FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               (UNAUDITED)
                                                                                JANUARY 31,       JULY 31,
                                                                                   2002             2001
                                                                              -------------    -------------
ASSETS

Cash and cash equivalents                                                     $     565,505    $   1,118,796
Prepaid expenses                                                                    262,453          198,605
Federal income taxes receivable                                                     220,460          133,350
Deferred income taxes                                                               468,961          376,251
Other assets                                                                         38,964           47,635

Rental merchandise, at cost                                                      25,068,892       25,005,000
    less accumulated depreciation                                                 9,330,834        9,832,300
                                                                              -------------    -------------

                                                                                 15,738,058       15,172,700
                                                                              -------------    -------------

Property and equipment, at cost                                                  10,025,474       10,314,472
    less accumulated depreciation                                                 5,516,590        5,047,414
                                                                              -------------    -------------

                                                                                  4,508,884        5,267,058
                                                                              -------------    -------------

Non-competes, net of amortization                                                   384,308          274,671
Goodwill, net of amortization                                                     1,564,815        1,723,194
                                                                              -------------    -------------

        Total assets                                                          $  23,752,408    $  24,312,260
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                              $   1,633,845    $     735,461
Accrued interest - related parties                                                   20,667           20,000
Other accrued liabilities                                                         1,369,132        1,501,467
Notes payable-related parties                                                     3,000,000        3,000,000
Notes payable-other                                                               9,274,625       10,081,731

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                                  --               --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at January 31, 2002 and July 31, 2001, respectively           17,569           17,569
    Paid-in capital                                                              16,124,578       16,124,578
    Less treasury stock, at cost, 134,145 at January 31, 2002 and
      71,045 at July 31, 2001                                                      (682,283)        (428,426)
    Accumulated deficit                                                          (7,005,725)      (6,740,120)
                                                                              -------------    -------------

        Total stockholders' equity                                                8,454,139        8,973,601
                                                                              -------------    -------------

             Total liabilities and stockholders' equity                       $  23,752,408    $  24,312,260
                                                                              =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

BESTWAY, INC.                                                         FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                     (UNAUDITED)
                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           ------------------------------    ------------------------------
                                                     JANUARY 31,                       JANUARY 31,
                                               2002             2001             2002              2001
                                           -------------    -------------    -------------    -------------
Revenues:
    Rental income                          $   8,313,962    $   9,102,101    $  16,555,497    $  17,865,622
    Sales of merchandise                         179,888           74,161          388,858          236,142
                                           -------------    -------------    -------------    -------------

                                               8,493,850        9,176,262       16,944,355       18,101,764
                                           -------------    -------------    -------------    -------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                       1,706,358        2,012,569        3,421,720        3,977,053
      Other                                      464,628          495,758          933,011          976,776
    Cost of merchandise sold                     157,768           65,905          361,821          253,346
    Salaries and wages                         2,445,020        2,777,669        4,939,068        5,436,998
    Advertising                                  384,780          467,543          800,531          897,180
    Occupancy                                    650,436          670,376        1,331,892        1,298,333
    Other operating expenses                   2,551,652        2,599,215        5,128,077        5,137,306
    Interest expense                             199,127          368,696          447,052          669,391
    (Gain) loss on sale of property
      and equipment                                  962            7,975           (4,609)         (14,107)
    (Gain) loss on sale of assets                 15,233               --          (55,892)              --
                                           -------------    -------------    -------------    -------------

                                               8,575,964        9,465,706       17,302,671       18,632,276
                                           -------------    -------------    -------------    -------------

Loss before income taxes:                        (82,114)        (289,444)        (358,316)        (530,512)
                                           -------------    -------------    -------------    -------------

    Income tax benefit                            (8,391)         (93,383)         (92,711)        (176,103)
                                           -------------    -------------    -------------    -------------

Net loss                                   $     (73,723)   $    (196,061)   $    (265,605)   $    (354,409)
                                           -------------    -------------    -------------    -------------
Basic and diluted net loss
    per share                              $        (.04)   $        (.12)   $        (.16)   $        (.21)
                                           =============    =============    =============    =============

Weighted average common
    shares outstanding                         1,655,272        1,695,605        1,670,405        1,696,472
                                           =============    =============    =============    =============

Diluted weighted average common
    shares outstanding                         1,655,272        1,695,605        1,670,405        1,696,472
                                           =============    =============    =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

BESTWAY, INC.                                                         FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                 (UNAUDITED)
                                                                                              SIX MONTHS ENDED
                                                                                        ------------------------------
                                                                                         JANUARY 31,      JANUARY 31,
                                                                                            2002             2001
                                                                                        -------------    -------------
Cash flows from operating activities:
    Net loss                                                                            $    (265,605)   $    (354,409)

Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                           4,354,731        4,953,829
    Net book value of rental units retired                                                  1,488,357        1,579,517
    Gain on sale of property and equipment                                                     (4,609)         (14,107)
    Deferred income taxes                                                                     (92,711)        (176,103)
    Gain on sale of assets                                                                    (55,892)              --
Changes in operating assets and liabilities other than cash:
    Prepaid expenses                                                                          (63,848)        (121,552)
    Federal income taxes receivable                                                           (87,110)        (332,949)
    Other assets                                                                                8,671           55,473
    Accounts payable                                                                         (238,717)        (291,398)
    Income taxes payable                                                                           --         (135,796)
    Other accrued liabilities                                                                (131,668)         (34,038)
                                                                                        -------------    -------------

Net cash flows from operating activities                                                    4,911,599        5,128,467
                                                                                        -------------    -------------

Cash flows from investing activities:
    Purchase of rental units and equipment                                                 (4,435,773)      (6,173,846)
    Additions to property and equipment                                                      (139,079)      (1,488,934)
    Proceeds from sale of property and equipment                                               31,253           58,975
    Asset purchase net of cash acquired                                                      (619,911)              --
    Proceeds from sale of assets                                                              759,583               --
                                                                                        -------------    -------------

Net cash flows used in investing activities                                                (4,403,927)      (7,603,805)
                                                                                        -------------    -------------

Cash flows from financing activities:
    Proceeds from notes payable                                                               850,000        3,700,000
    Repayment of notes payable                                                             (1,657,106)      (1,506,451)
    Treasury stock purchase                                                                  (253,857)         (28,125)
                                                                                        -------------    -------------

Net cash flows (used in) provided by financing activities                                  (1,060,963)       2,165,424
                                                                                        -------------    -------------

Cash and cash equivalents at beginning of period                                            1,118,796          979,042
                                                                                        -------------    -------------

Cash and cash equivalents at end of period                                              $     565,505    $     669,128
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

BESTWAY, INC.                                                         FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JANUARY 31, 2002

                                      COMMON STOCK                          TREASURY STOCK                              TOTAL
                              -------------------------     PAID-IN     ----------------------     ACCUMULATED      STOCKHOLDERS'
                                 SHARES        AMOUNT       CAPITAL       SHARES      AMOUNT         DEFICIT           EQUITY
                              -----------   -----------   -----------   ---------    ---------    -------------    -------------
Balance at July 31, 2001        1,756,917   $    17,569   $16,124,578     (71,045)   $(428,426)   $  (6,740,120)   $   8,973,601

Treasury stock purchases               --            --            --     (63,100)    (253,857)              --         (253,857)

Net loss for the six months
    ended January 31, 2002             --            --            --          --           --         (265,605)        (265,605)
                              -----------   -----------   -----------   ---------    ---------    -------------    -------------

Balance at January 31, 2002     1,756,917   $    17,569   $16,124,578    (134,145)   $(682,283)   $  (7,005,725)   $   8,454,139
                              ===========   ===========   ===========   =========    =========    =============    =============


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

2.       EARNINGS PER COMMON SHARE

         Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three and six months ended January 31, 2002 and 2001, 235,193 and 228,565 shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.


3.       ACQUISTIONS AND DISPOSITIONS

         On September 11, 2001, the Company entered into an asset purchase agreement with Instant Rentals to acquire all the rental contracts with a single store located in Tennessee for approximately $148,000.

         On October 22, 2001, the Company entered into as asset purchase agreement with Zajac's Electronics Service Center, Inc. to acquire all rental contracts associated with a single store located in Alabama for approximately $296,000.

         On January 10, 2002, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to acquire all rental contracts associated with a single store located in Mississippi for approximately $176,000.

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

         On October 5, 2001, the Company entered into an asset purchase agreement with Value Rental, LLC to sell all the assets of one store in Tennessee. The Company received approximately $217,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers, idle inventory, furniture and fixtures and vehicles. The Company recognized a gain of $82,022 on the sale.

BESTWAY, INC.                                                         FORM 10-Q

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         On December 11, 2001, the Company entered into an asset purchase agreement with Rent-A-Center to sell all the assets of one store in South Carolina. The Company received approximately $187,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers and approximately $25,000 of idle inventory. Remaining idle inventory was transferred to the Company's existing store locations. Additionally, Rent-A-Center obtained the Company's store location by assuming the lease agreement. The Company recognized a gain of $14,734 on the sale.

         On January 10, 2002, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store in Tennessee. The Company received approximately $126,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a loss of $28,036 on the sale.

         On January 10, 2002, the Company entered into an asset purchase agreement with Aaron Rents, Inc. to sell all the assets of one store in Alabama. The Company received approximately $117,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a loss of $1,930 on the sale.

         On February 8, 2002, the Company entered into an asset purchase agreement with Aaron Rents, Inc. to sell all the assets of one store in North Carolina. The Company received approximately $133,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations.

         On February 12, 2002, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of five stores in South Carolina and one store location in Georgia. The Company received approximately $1,137,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers and approximately $28,000 of idle inventory. Remaining idle inventory was transferred to the Company's existing store locations. Additionally, Rent-A-Center obtained two of the Company's store locations by assuming the lease agreement.

4.       COMMON STOCK

         During the six months ending January 31, 2002, the Company repurchased 63,100 shares of its common stock in the open market at a cost of $253,857 (33,700 shares repurchased for $134,800, 25,800 shares repurchased for $104,490, 3,000 shares repurchased for $11,970 and 600 shares repurchased for $2,597).

BESTWAY, INC.                                                         FORM 10-Q

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.       RENTAL MERCHANDISE

         Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement ranging from 12 to 24 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

         Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the six months ended January 31, 2002 and 2001, $941,306 and $818,783, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of operations.

6.       NOTES PAYABLE

         On October 26, 2001, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from February 28, 2002 to November 1, 2003.

         On October 26, 2001, the Company amended its April 12, 1996 Fifth Amendment to First Amendment ("the Agreement") and Restated Revolving Credit Loan Agreement ("the Agreement") with its lender. In the amendment, the lender extended the maturity date from February 28, 2002 to September 1, 2002, waived all violations of the interest coverage provision of the agreement through September 30, 2001 and waived compliance with the interest coverage provision of the Agreement at October 31, 2001.

         On December 1, 2001, the Company further amended the Agreement. In the amendment, the lender decreased the maximum amount of revolving credit under the Agreement from $17,500,000 to $11,500,000.

         At November 30, 2001, the Company was in violation of the required minimum tangible net worth provision of the Agreement and at December 31, 2001 and January 31, 2002, the Company was in violation of the required minimum tangible net worth and interest coverage provisions of the Agreement. The Company obtained waivers of such violations from the lender. On March 14, 2002, the lender amended the Agreement. In the amendment, the lender extended the maturity date from September 1, 2002 to October 1, 2003 and modified the required minimum tangible net worth provision and the interest coverage ratio covenant calculation. Although there can be no assurances, the Company expects to be in compliance with such covenants in the future.

BESTWAY, INC.                                                         FORM 10-Q

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 142 will be effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt FAS 142 on August 1, 2002. In connection with the adoption, the Company expects that it will no longer record approximately $250,000 annually of amortization relating to its existing goodwill.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in FAS 121, for the long-lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operation or its financial position.

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

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     -------------------------     -------------------------
                                                            JANUARY 31,                   JANUARY 31,
                                                        2002           2001           2002           2001
                                                     ----------     ----------     ----------     ----------
Revenues:
     Rental income                                         97.9%          99.2%          97.7%          98.7%
     Sales of merchandise                                   2.1            0.8            2.3            1.3
                                                     ----------     ----------     ----------     ----------

       Total revenues                                     100.0          100.0          100.0          100.0
                                                     ----------     ----------     ----------     ----------

Cost and operating expenses:
     Depreciation and amortization:
       Rental merchandise                                  20.1           21.9           20.2           22.0
       Other                                                5.5            5.4            5.5            5.4
     Cost of merchandise sold                               1.9            0.7            2.1            1.4
     Salaries and wages                                    28.8           30.3           29.1           30.0
     Advertising                                            4.5            5.1            4.7            5.0
     Occupancy                                              7.7            7.3            7.9            7.2
     Other operating expenses                              30.0           28.3           30.3           28.4
     Interest expense                                       2.3            4.0            2.6            3.7
     (Gain) loss on sale of property and equipment           --            0.1             --           (0.2)
     (Gain) loss on sale of assets                          0.2             --           (0.3)            --
                                                     ----------     ----------     ----------     ----------

       Total cost and operating expenses                  101.0          103.1          102.1          102.9
                                                     ----------     ----------     ----------     ----------

Loss from operations before
   income taxes                                            (1.0)          (3.1)          (2.1)          (2.9)
                                                     ----------     ----------     ----------     ----------

     Income tax benefit                                    (0.1)          (1.0)          (0.5)          (0.9)
                                                     ----------     ----------     ----------     ----------

       Net loss                                            (0.9)%         (2.1)%         (1.6)%         (2.0)%
                                                     ==========     ==========     ==========     ==========

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CON'T.

         COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

         For the three months ended January 31, 2002 compared to the three months ended January 31, 2001, total revenue decreased $682,412, or 7.4% to $8,493,850 from $9,176,262. The decrease in total revenue was primarily attributable to decreased revenues in same stores, closing or selling five store locations in fiscal year 2002, selling three store locations in fiscal year 2001, partially offset by new store openings in fiscal year 2001. Revenue from same stores decreased $391,297, or 4.6% and accounted for a decrease of 57.3% in total revenue. The decline was primarily attributable to a decrease in average customers per store and a decrease in deliveries comparing the three months ended January 31, 2002 and 2001. Management believes the decline in customers and deliveries per store was due to increased competition and other market factors. Revenue decreased $460,135, or 67.5% due to selling store locations in fiscal years 2002 and 2001. New store openings in fiscal year 2001 increased revenue by $168,914, or 24.7%.

         Total costs and operating expenses decreased $889,742, or 9.4% to $8,575,964 from $9,465,706 and decreased 2.1% as a percentage of total revenue to 101.0% from 103.1%. In fiscal year 2001, the Company developed its administrative and management organization to accommodate an anticipated growth in revenue. However, the Company experienced operating losses with new store openings in 2001 and a lack of growth in revenue in same stores. In fiscal year 2002, the Company has sold twelve under-performing stores and implemented a program to reduce operating expenses at the store and corporate level to increase profitability.

         Depreciation of rental merchandise decreased $306,211, or 15.2% to $1,706,358 from $2,012,569 and decreased 1.8% as a percentage of total revenues to 20.1% from 21.9%. The decrease as a percentage of revenues was primarily due to an increase in average revenue earned per item. Other depreciation and amortization expense decreased $31,130, or 6.3% to $464,628 from $495,758 and as a percentage of total revenue increased 0.1% to 5.5% from 5.4%.

         Salaries and wages decreased $332,649, or 12.0% to $2,445,020 from $2,777,669 and as a percentage of total revenue decreased 1.5% to 28.8% from 30.3%. The decrease was primarily attributable to salaries and wages associated with reduction in corporate staffing levels and the Company's efforts to better manage store staffing levels as a result of the decline in the number of customers per store. Advertising expense decreased $82,763, or 17.7% to $384,780 from $467,543 and decreased 0.6% as a percentage of total revenues to 4.5% from 5.1%. Occupancy expense decreased $19,940, or 3.0% to $650,436 from $670,376 and increased 0.4% as a percentage of total revenues to 7.7% from 7.3%. Other operating expenses decreased $47,563, or 1.8% to $2,551,652 from $2,599,215 and increased 1.7% as a percentage of total revenues to 30.0% from 28.3%. The increase is primarily due to an increase in the write-offs of rental merchandise. Interest expense decreased $169,569, or 46.0% to $199,127 from $368,696 and as a percentage of total revenue decreased 1.7% to 2.3% from 4.0%. The decrease in interest expense is primarily attributable to decreased indebtedness and a lower effective interest rate.

         For the three months ending January 31, 2002 compared to the three months ending January 31, 2001, loss from operations before income taxes decreased $207,330, or 71.6% to a loss of $82,114 compared to a loss of $289,444. Loss from operations before income taxes as a percentage of total revenue decreased 2.1% to 1.0% compared to 3.1%.

BESTWAY, INC.                                                          FORM 10-Q


         COMPARISON OF SIX MONTHS ENDED JANUARY 31, 2002 AND 2001

         For the six months ended January 31, 2002 compared to the six months ended January 31, 2001, total revenue decreased $1,157,409, or 6.4% to $16,944,355 from $18,101,764. The decrease in total revenue was primarily attributable to decreased revenues in same stores, closing or selling five store locations in fiscal year 2002, selling three store locations in fiscal year 2001, partially offset by new store openings in fiscal year 2001. Revenue from same stores deceased $704,159, or 4.2% and accounted for a decrease of 60.8% in total revenue. The decline was primarily attributable to a decrease in average customers per store and a decrease in deliveries comparing the six months ended January 31, 2002 and 2001. Management believes the decline in customers and deliveries per store was due to increased competition and other market factors. Revenue decreased $782,697, or 67.6% due to selling under-performing store locations in fiscal year 2002 and 2001. New store openings in fiscal year 2001 increased revenue by $329,447, or 28.4%.

         Total costs and operating expenses decreased $1,329,605, or 7.1% to $17,302,671 from $18,632,276 and decreased 0.8% as a percentage of total revenue to 102.1% from 102.9%. In fiscal year 2001, the Company developed its administrative and management organization to accommodate an anticipated growth in revenue. However, the Company experienced operating losses with new store openings in 2001 and a lack of growth in revenue in same stores. In fiscal year 2002, the Company has sold twelve under-performing stores and implemented a program to reduce operating expenses at the store and corporate level to increase profitability.

         Depreciation of rental merchandise decreased $555,333, or 14.0% to $3,421,720 from $3,977,053 and decreased 1.8% as a percentage of total revenues to 20.2% from 22.0%. The decrease as a percentage of revenues was primarily due to an increase in average revenue earned per item. Other depreciation and amortization expense decreased $43,765, or 4.5% to $933,011 from $976,776 and as a percentage of total revenue increased 0.1% to 5.5% from 5.4%.

         Salaries and wages decreased $497,930, or 9.2% to $4,939,068 from $5,436,998 and as a percentage of total revenue decreased 0.9% to 29.1% from 30.0%. The decrease was primarily attributable to salaries and wages associated with reductions in corporate staffing levels and the Company's efforts to better manage store staffing levels as a result of the decline in the number of customers per store. Advertising expense decreased $96,649, or 10.8% to $800,531 from $897,180 and decreased 0.3% as a percentage of total revenues to 4.7% from 5.0%. Occupancy expense increased $33,559, or 2.6% to $1,331,892 from $1,298,333 and increased 0.7% as a percentage of total revenues to 7.9% from 7.2%. Other operating expenses decreased $9,229, or 0.2% to $5,128,077 from $5,137,306 and increased 1.9% as a percentage of total revenues to 30.3% from 28.4%. The increase is primarily due to an increase in the write-offs of rental merchandise and $153,000 of expense associated with a legal settlement. Interest expense decreased $222,339, or 33.2% to $447,052 from $669,391 and as a percentage of total revenue decreased 1.1% to 2.6% from 3.7%. The decrease in interest is primarily attributable to decreased indebtedness and a lower effective interest rate.

         For the six months ending January 31, 2002 compared to the six months ending January 31, 2001, loss from operations before income taxes decreased $172,196, or 32.5% to a loss of $358,316 compared to a loss of $530,512. Loss from operations before income taxes as a percentage of total revenue decreased 0.8% to 2.1% compared to 2.9%.

BESTWAY, INC.                                                          FORM 10-Q


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the six months ending January 31, 2002, the Company's net cash flows from operating activities was $4,911,599 as compared to $5,128,467 for the six months ending January 31, 2001. The decrease was primarily due to decreased revenues from same stores.

         For the six months ending January 31, 2002, the Company's net cash flows used in investing activities was $4,403,927 as compared to $7,603,805 for the six months ending January 31, 2001. The Company's investing activities reflects a $1,738,073 decrease in the purchase of rental units and a $1,349,855 decrease in the additions to property and equipment primarily for the new stores opened during the six months ending January 31, 2001.

         For the six months ending January 31, 2002, the Company's net cash flows used in financing activities was $1,060,963 as compared to net cash flows provided by financing activities of $2,165,424 for the six months ending January 31, 2001. The decrease in primarily due to increased repayments of the Company's debt.

         On October 26, 2001, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from February 28, 2002 to November 1, 2003.

         On October 26, 2001, the Company amended its April 12, 1996 Fifth Amendment to First Amendment ("the Agreement") and Restated Revolving Credit Loan Agreement ("the Agreement") with its lender. In the amendment, the lender extended the maturity date from February 28, 2002 to September 1, 2002, waived all violations of the interest coverage provision of the agreement through September 30, 2001 and waived compliance with the interest coverage provision of the Agreement at October 31, 2001.

         On December 1, 2001, the Company further amended the Agreement. In the amendment, the lender decreased the maximum amount of revolving credit under the Agreement from $17,500,000 to $11,500,000.

         At November 30, 2001, the Company was in violation of the required minimum tangible net worth provision of the Agreement and at December 31, 2001 and January 31, 2002, the Company was in violation of the required minimum tangible net worth and interest coverage provisions of the Agreement. The Company obtained waivers of such violations from the lender. On March 14, 2002, the lender amended the Agreement. In the amendment, the lender extended the maturity date from September 1, 2002 to October 1, 2003 and modified the required minimum tangible net worth provision and the interest coverage ratio covenant calculation. Although there can be no assurances, the Company expects to be in compliance with such covenants in the future.

         The Company's capital requirements relate primarily to purchasing rental units and working capital requirements for new and existing stores. The Company's primary source of liquidity and capital are from operations and borrowings. For the six months ended January 31, 2002, the Company has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available credit of $1,900,000 under the Agreement provide adequate resources to meet the Company's future cash obligations.

BESTWAY, INC.                                                          FORM 10-Q


         INFLATION

         Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

         RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 142 will be effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt FAS 142 on August 1, 2002. In connection with the adoption, the Company expects that it will no longer record approximately $250,000 annually of amortization relating to its existing goodwill.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in FAS 121, for the long-lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operation or its financial position.

BESTWAY, INC.                                                          FORM 10-Q


PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a)      Exhibits required by Item 601 of Regulation S-K

         (b)      Report on Form 8-k

                  The Company did not file any reports on Form 8-k during the quarter ended January 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.



March 18, 2002


                               /s/Beth A. Durrett
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)