Form 10-Q
period 2002-04-30
BESTWAY INC
filed 2002-06-14
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]                   SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2002


                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [ ]                   SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568


                                  BESTWAY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             81-0332743
-------------------------------                             --------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

7800 Stemmons Freeway, Suite 320                                   75247
--------------------------------                            --------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2002, was 1,621,272.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                 April 30, 2002


PART I - FINANCIAL INFORMATION                                                                           PAGE NOS.
                                                                                                         ---------
     ITEM 1.        Condensed Consolidated Unaudited Financial Statements                                    3-10

     ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                   11-17

     ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk                                 18

PART II - OTHER INFORMATION

     ITEM 6.        Exhibits and Reports on Form 8-K, Signatures                                               19

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                     (UNAUDITED)
                                                                      APRIL 30,            JULY 31,
                                                                         2002                2001
                                                                    --------------      --------------
ASSETS

Cash                                                                $      180,438      $    1,118,796
Prepaid expenses                                                           351,833             198,605
Federal income taxes receivable                                            184,129             133,350
Deferred income taxes                                                      238,216             376,251
Other assets                                                                35,937              47,635
                                                                    --------------      --------------


Rental merchandise, at cost                                             23,558,305          25,005,000
    less accumulated depreciation                                        8,488,592           9,832,300
                                                                    --------------      --------------

                                                                        15,069,713          15,172,700
                                                                    --------------      --------------

Property and equipment, at cost                                          9,375,976          10,314,472
    less accumulated depreciation                                        5,430,672           5,047,414
                                                                    --------------      --------------

                                                                         3,945,304           5,267,058
                                                                    --------------      --------------

Non-competes, net of amortization                                          425,626             274,671
Goodwill, net of amortization                                            1,288,382           1,723,194
                                                                    --------------      --------------

        Total assets                                                $   21,719,578      $   24,312,260
                                                                    ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $    1,226,470      $      735,461
Accrued interest - related parties                                          20,000              20,000
Other accrued liabilities                                                1,052,512           1,501,467
Notes payable-related parties                                            3,000,000           3,000,000
Notes payable-other                                                      7,670,950          10,081,731

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                         --                  --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,756,917 issued at April 30, 2002 and July 31, 2001                  17,569              17,569
    Paid-in capital                                                     16,124,578          16,124,578
    Less treasury stock, at cost, 135,645 at April 30, 2002 and
      71,045 at July 31, 2001                                             (688,283)           (428,426)
    Accumulated deficit                                                 (6,704,218)         (6,740,120)
                                                                    --------------      --------------

        Total stockholders' equity                                       8,749,646           8,973,601
                                                                    --------------      --------------

           Total liabilities and stockholders' equity               $   21,719,578      $   24,312,260
                                                                    ==============      ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                    (UNAUDITED)
                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    APRIL 30,                            APRIL 30,
                                         ------------------------------      ------------------------------
                                             2002              2001              2002              2001
                                         ------------      ------------      ------------      ------------
Revenues:
    Rental income                        $  8,176,532      $  9,078,079      $ 24,732,029      $ 26,943,701
    Sales of merchandise                      247,019            89,348           635,877           325,490
                                         ------------      ------------      ------------      ------------

                                            8,423,551         9,167,427        25,367,906        27,269,191
                                         ------------      ------------      ------------      ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                    1,632,058         1,941,812         5,053,778         5,918,865
      Other                                   436,300           506,514         1,369,311         1,483,290
    Cost of merchandise sold                  221,584            58,054           583,405           311,400
    Salaries and wages                      2,190,094         2,455,434         7,129,162         7,892,432
    Advertising                               201,225           264,041         1,001,756         1,161,221
    Occupancy                                 606,864           697,221         1,938,756         1,995,554
    Other operating expenses                2,314,555         2,465,673         7,442,632         7,602,979
    Interest expense                          178,465           353,967           625,517         1,023,358
    (Gain) loss on sale of property
      and equipment                           (11,534)           15,680           (16,143)            1,573
    (Gain) loss on sale of assets             121,687           (60,872)           65,795           (60,872)
                                         ------------      ------------      ------------      ------------

                                            7,891,298         8,697,524        25,193,969        27,329,800
                                         ------------      ------------      ------------      ------------

Income (loss) from operations before
   income tax provision                       532,253           469,903           173,937           (60,609)
                                         ------------      ------------      ------------      ------------

    Income tax expense                        230,746           207,089           138,035            30,986
                                         ------------      ------------      ------------      ------------

Net income (loss)                        $    301,507      $    262,814      $     35,902      $    (91,595)
                                         ------------      ------------      ------------      ------------

Basic net income (loss)
    per share                            $        .19      $        .16      $        .02      $       (.05)
                                         ============      ============      ============      ============

Diluted net income (loss)
    per share                                     .19               .16               .02              (.05)
                                         ============      ============      ============      ============

Weighted average common
    shares outstanding                      1,622,272         1,691,272         1,654,361         1,694,739
                                         ------------      ------------      ------------      ------------

Diluted weighted average common
    shares outstanding                      1,622,302         1,692,171         1,655,530         1,694,739
                                         ------------      ------------      ------------      ------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              (UNAUDITED)
                                                                           NINE MONTHS ENDED
                                                                                APRIL 30,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                $     35,902      $    (91,595)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                   6,423,089         7,402,155
        Net book value of rental units retired                          2,332,902         2,197,963
        (Gain) loss on sale of property and equipment                     (16,143)            1,573
        Deferred income taxes                                             138,035            30,986
        (Gain) loss on sale of assets                                      65,795           (60,872)
    Changes in operating assets and liabilities other than cash:
           Prepaid expenses                                              (153,228)         (100,655)
           Federal income taxes receivable                                (50,779)         (127,109)
           Other assets                                                    (1,112)           36,703
           Accounts payable                                              (197,539)         (659,644)
           Income taxes payable                                                --          (135,796)
           Other accrued liabilities                                     (555,955)         (161,401)
                                                                     ------------      ------------

    Net cash flows from operating activities                            8,020,967         8,332,308
                                                                     ------------      ------------

Cash flows from investing activities:
    Purchase of rental units and equipment                             (7,561,590)       (8,458,883)
    Additions to property and equipment                                  (164,723)       (1,649,837)
    Proceeds from sale of property and equipment                           52,653            62,325
    Asset purchase net of cash acquired                                  (807,979)          (99,296)
    Proceeds from sale of assets                                        2,192,952           384,973
                                                                     ------------      ------------

    Net cash flows used in investing activities                        (6,288,687)       (9,760,718)
                                                                     ------------      ------------

Cash flows from financing activities:
    Proceeds from notes payable                                           850,000         3,700,000
    Repayment of notes payable                                         (3,260,781)       (2,409,786)
    Treasury stock purchase                                              (259,857)          (48,125)
                                                                     ------------      ------------

    Net cash flows provided by financing activities                    (2,670,638)        1,242,089
                                                                     ------------      ------------

Cash and cash equivalents at beginning of period                        1,118,796           979,042
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $    180,438      $    792,721
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

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the nine months ended April 30, 2002

                                      COMMON STOCK                            TREASURY STOCK                           TOTAL
                                -------------------------    PAID-IN     -------------------------  ACCUMULATED    STOCKHOLDERS'
                                  SHARES       AMOUNT        CAPITAL       SHARES       AMOUNT        DEFICIT          EQUITY
                                -----------  -----------  -------------  -----------  -----------   -----------    -------------
Balance at July 31, 2001          1,756,917  $    17,569  $  16,124,578      (71,045) $  (428,426)  $(6,740,120)   $   8,973,601

Treasury stock purchases                 --           --             --      (64,600)    (259,857)           --         (259,857)

Net income for the nine months
    ended April 30, 2002                 --           --             --           --           --        35,902           35,902
                                -----------  -----------  -------------  -----------  -----------   -----------    -------------
Balance at April 30, 2002         1,756,917  $    17,569  $  16,124,578     (135,645) $  (688,283)  $(6,704,218)   $   8,749,646
                                ===========  ===========  =============  ===========  ===========   ===========    =============


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

2.     EARNINGS PER COMMON SHARE

       Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three and nine months ended April 30, 2002 and 2001, 221,535 and 210,535 shares and 216,535 and
       210,535 shares, respectively of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

3.     ACQUISITIONS AND DISPOSITIONS

       On September 11, 2001, the Company entered into an asset purchase agreement with Instant Rentals to acquire all the rental contracts with a singe store located in Tennessee for approximately $148,000.

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

       On April 25, 2002, the Company entered into an asset purchase agreement with Showcase TV and Appliance Rental to acquire all the rental contracts with a single store located in Alabama for approximately $188,000.

       On May 30, 2002, the Company entered into an asset purchase agreement with Affordable Rent to Own, Inc. to acquire all the rental contracts with a single store located in Mississippi for approximately $176,000. Additionally, the Company obtained the store location by assuming the lease agreement.

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

       On February 8, 2002, the Company entered into an asset purchase agreement with Aaron Rents, Inc. to sell all the assets of one store in North Carolina. The Company received approximately $133,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a gain of $8,524 on the sale.

       On February 12, 2002, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of five stores in South Carolina and one store location in Georgia. The Company received approximately $1,137,000 in cash for all the assets involved in the daily operation of the stores including all rental inventory being rented by customers and approximately $28,000 of idle inventory. Remaining idle inventory was transferred to the Company's existing store locations. Additionally, Rent-A-Center obtained two of the Company's store locations by assuming the lease agreement. The Company recognized a loss of $137,058 on the sale.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.     COMMON STOCK

       During the nine months ending April 30, 2002, the Company repurchased 64,600 shares of its common stock in the open market at a cost of $259,857 (35,200 shares repurchased for $140,800, 25,800 shares purchased for $104,490, 3,000 shares repurchased for $11,970 and 600 shares repurchased for $2,597).

5.     RENTAL MERCHANDISE

       Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement ranging from 12 to 24 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

       Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the nine months ended April 30, 2002 and 2001, $1,376,591 and $1,272,529, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of income.

6.     NOTE PAYABLE

       On October 26, 2001, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from February 28, 2002 to November 1, 2003.

       On October 26, 2001, the Company amended its Revolving Credit Loan Agreement ("the Agreement") with its lender. In the amendment, the lender extended the maturity date from February 28, 2002 to September 1, 2002, waived all violations of the interest coverage provision of the Agreement through September 30, 2001 and waived compliance with the interest coverage provision of the Agreement at October 31, 2001.

       On December 1, 2001 and March 14, 2002, the Company further amended the Agreement. In the amendments, the lender decreased the maximum amount of revolving credit under the Agreement from $17,500,000 to $11,500,000, extended the maturity date from September 1, 2002 to October 1, 2003 and modified the required minimum tangible net worth provision and the interest coverage ratio covenant calculation.

7.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 142 will be effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt FAS 142 on August 1, 2002. The Company is in the process of preparing for its adoption of FAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units.

\
BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       In connection with the adoption, the Company expects that it will no longer record approximately $250,000 annually of amortization relating to its existing goodwill.

       FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of fiscal year 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of FAS 142 will be completed during the first quarter of fiscal year 2003. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

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

       In April 2002, the Financial Accounting Standards Board issued Statement of Financial Standards No. 145 ("FAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, FAS 145 rescinds both Statement of Financial Standards No. 4 "FAS 4", Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS 4, Statement of Financial Standards No. 64 "FAS 64", Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, FAS 145 eliminates the requirement (in both FAS 4 and FAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect FAS 145 to have a material impact on the Company's results of operations or its financial position.

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

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Operations, expressed as a percentage of revenues:


                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    APRIL 30,                  APRIL 30,
                                                              --------------------       --------------------
                                                                2002        2001           2002        2001
                                                              --------    --------       --------    --------
        Revenues:
             Rental income                                        97.1%       99.0%          97.5%       98.8%
             Sales of merchandise                                  2.9         1.0            2.5         1.2
                                                              --------    --------       --------    --------

               Total revenues                                    100.0       100.0          100.0       100.0
                                                              --------    --------       --------    --------

        Cost and operating expenses:
             Depreciation and amortization:
               Rental merchandise                                 19.4        21.2           19.9        21.7
               Other                                               5.2         5.5            5.4         5.4
             Cost of merchandise sold                              2.6         0.6            2.3         1.1
             Salaries and wages                                   26.0        26.8           28.1        28.9
             Advertising                                           2.4         2.9            4.0         4.3
             Occupancy                                             7.2         7.6            7.6         7.3
             Other operating expenses                             27.5        26.9           29.3        27.9
             Interest expense                                      2.1         3.9            2.5         3.8
             (Gain) loss on sale of property and equipment        (0.1)        0.2           (0.1)         --
             (Gain) loss on sale of assets                         1.4        (0.7)           0.3        (0.2)
                                                              --------    --------       --------    --------

               Total cost and operating expenses                  93.7        94.9           99.3       100.2
                                                              --------    --------       --------    --------

        Income (loss) from operations before
           income tax provision                                    6.3         5.1            0.7        (0.2)
                                                              --------    --------       --------    --------

             Income tax expense                                    2.7         2.2            0.6         0.1
                                                              --------    --------       --------    --------

               Net income (loss)                                   3.6%        2.9%           0.1%       (0.3)%
                                                              ========    ========       ========    ========

BESTWAY, INC.                                                          FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

       COMPARISON OF THREE MONTHS ENDED APRIL 30, 2002 AND 2001

       For the three months ended April 30, 2002 compared to the three months ended April 30, 2001, total revenue decreased $743,876, or 8.1% to $8,423,551 from $9,167,427. The decrease in total revenue was primarily attributable to the closing or selling of thirteen store locations in fiscal year 2002, selling three store locations in fiscal year 2001, offset by increased revenues in same stores. Revenue from same stores increased $396,854, or 5.0% and accounted for an increase of 53.3% in total revenue. The increase was primarily attributable to an increase in average customers per store and an increase in deliveries comparing the three months ended April 30, 2002 and 2001. Revenue decreased $1,140,730, or 153.3% due to selling store locations in fiscal years 2002 and 2001.

       Total costs and operating expenses decreased $806,226, or 9.3% to $7,891,298 from $8,697,524 and decreased 1.2% as a percentage of total revenue to 93.7% from 94.9%. In fiscal year 2001, the Company developed its administrative and management organization to accommodate an anticipated growth in revenue. However, the Company experienced operating losses with new store openings in 2001 and a lack of growth in revenues in same stores. In fiscal year 2002, the Company has closed or sold thirteen under-performing stores and implemented a program to reduce operating expenses at the store and corporate level to increase profitability.

       Depreciation of rental merchandise decreased $309,754, or 16.0% to $1,632,058 from $1,941,812 and decreased 1.8% as a percentage of total revenue to 19.4% from 21.2%. The decrease as a percentage of revenues was primarily due to an increase in average revenue earned per item. Other depreciation and amortization decreased $70,214, or 13.9% to $436,300 from $506,514 and as a percentage of total revenue decreased 0.3% to 5.2% from 5.5%.

       Salaries and wages decreased $265,340, or 10.8% to $2,190,094 from $2,455,434 and as a percentage of total revenue decreased 0.8% to 26.0% from 26.8%. The decrease was primarily attributable to salaries and wages associated with reduction in corporate staffing levels, the closing or selling of thirteen under-performing stores in fiscal year 2002, and the Company's efforts to better manage store staffing levels and overtime. Advertising expense decreased $62,816, or 23.8% to $201,225 from $264,041 and decreased 0.5% as a percentage of total revenue to 2.4% from 2.9%. Occupancy expense decreased $90,357, or 13.0% to $606,864 from $697,221 and decreased 0.4% as a percentage of total revenue to 7.2% from 7.6% primarily due to the closing or selling of thirteen under-performing stores in fiscal year 2002. Other operating expenses decreased $151,118, or 6.1% to $2,314,555 from $2,465,673 and increased 0.6% as a percentage of total revenues to 27.5% from 26.9%. The decrease is primarily due to the closing or selling of thirteen under-performing stores in fiscal year 2002 and a decline in same store expenses, resulting from stores operating more efficiently due to tighter expense controls implemented during 2002. Interest expense decreased $175,502, or 49.6% to $178,465 from $353,967 and as a percentage of total revenue decreased 1.8% to 2.1% from 3.9%. The decrease in interest expense is primarily attributable to decreased indebtedness and a lower effective interest rate.

       The Company entered into several transactions to sell eight under-performing stores during the three months ended April 30, 2002. The Company recognized a net loss of $121,687 on these store sale transactions.

BESTWAY, INC.                                                          FORM 10-Q


       For the three months ending April 30, 2002 compared to the three months ending April 30, 2001, income from operations before income taxes increased $62,350, or 13.3% to $532,253 compared to $469,903. Income from operations before income taxes as a percentage of total revenue increased 1.2% to 6.3% from 5.1%.

       COMPARISON OF NINE MONTHS ENDED APRIL 30, 2002 AND 2001

       For the nine months ended April 30, 2002 compared to the nine months ended April 30, 2001, total revenue decreased $1,901,285, or 7.0% to $25,367,906 from $27,269,191. The decrease in total revenue was primarily attributable to the closing or selling of thirteen store locations in fiscal year 2002, selling three store locations in fiscal year 2001, offset by modestly increased revenues in same stores. Revenue from same stores increased $211,280, or 0.9% and accounted for an increase of 11.1% in total revenue. Revenue decreased $2,112,565, or 111.1% due to selling store locations in fiscal years 2002 and 2001.

       Total costs and operating expenses decreased $2,135,831, or 7.8% to $25,193,969 from $27,329,800 and decreased 0.9% as a percentage of total revenue to 99.3% from 100.2%. In fiscal year 2001, the Company developed its administrative and management organization to accommodate an anticipated growth in revenue. However, the Company experienced operating losses with new store openings in 2001 and a lack of revenue growth in same stores. In fiscal year 2002, the Company has sold or closed thirteen under-performing stores and implemented a program to reduce operating expenses at the store and corporate level to increase profitability.

       Depreciation of rental merchandise decreased $865,087, or 14.6% to 5,053,778 from $5,918,865 and decreased 1.8% as a percentage of total revenue to 19.9% from 21.7%. The decrease as a percentage of revenues was primarily due to an increase in average revenue earned per item. Other depreciation and amortization decreased $113,979, or 7.7% to $1,369,311 from $1,483,290 and as a percentage of total revenue remained constant at 5.4%.

       Salaries and wages decreased $763,270, or 9.7% to $7,129,162 from $7,892,432 and as a percentage of total revenue decreased 0.8% to 28.1% from 28.9%. The decrease was primarily attributable to salaries and wages associated with reduction in corporate staffing levels, the closing or selling of thirteen under-performing stores in fiscal year 2002, and the Company's efforts to better manage store staffing levels and overtime. Advertising expense decreased $159,465, or 13.7% to $1,001,756 from $1,161,221 and as a percentage of total revenue decreased 0.3% to 4.0% from 4.3%. Occupancy expense decreased $56,798, or 2.8% to $1,938,756 from $1,995,554 and as a percentage of total revenue increased 0.3% to 7.6% from 7.3%. Other operating expenses decreased $160,347, or 2.1% to $7,442,632 from $7,602,979 and increased 1.4% as a percentage of total revenue to 29.3% from 27.9%. The decrease is primarily due to the closing or selling of thirteen under-performing stores in fiscal year 2002 and a decline in same store expenses, resulting from stores operating more efficiently due to tighter expense controls implemented during 2002. Costs of $153,000 associated with a legal settlement partially offset the aforementioned deceases in other operating expenses. Interest expense decreased $397,841, or 38.9% to $625,517 from $1,023,358 and as a percentage of total revenue decreased 1.3% to 2.5% from 3.8%. The decrease in interest is primarily attributable to decreased indebtedness and a lower effective interest rate.

       The Company entered into several transactions to sell thirteen under-performing stores during the nine months ended April 30, 2002. The Company recognized a net loss of $65,795 on these store sale transactions.

BESTWAY, INC.                                                          FORM 10-Q

       For the nine months ending April 30, 2002 compared to the nine months ending April 30, 2001, income from operations before income taxes increased $234,546, or 387.0% to $173,937 compared to a loss of $60,609.
       Income from operations before income taxes as a percentage of total revenue increased 0.9% to 0.7% compared to a loss of 0.2%.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the nine months ending April 30, 2002, the Company's net cash flows from operating activities was $8,020,967 as compared to $8,332,308 for the nine months ending April 30, 2001. The decline in cash provided by operations was primarily due to changes in accounts payable and other liability accounts as a result of the timing of payments to vendors.

       For the nine months ending April 30, 2002, the Company's net cash flows used in investing activities was $6,288,687 as compared to $9,760,718 for the nine months ending April 30, 2001. The Company's investing activities reflects a $897,293 decrease in the purchase of rental units and a $1,485,114 decrease in additions to property and equipment primarily for the new stores opened during the nine months ending April 20, 2001. For the nine months ending April 30, 2002, cash used for acquisitions was $807,979 offset by sale proceeds from thirteen stores sales of $2,192,952.

       For the nine months ending April 30, 2002, the Company's net cash flows used in financing activities was $2,670,638 as compared to net cash flows provided by financing activities of $1,242,089 for the nine months ending April 30, 2001. The decrease is primarily due to increased repayments of the Company's debt.

       On October 26, 2001, the Company and its lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from February 28, 2002 to November 1, 2003.

       On October 26, 2001, the Company amended its Revolving Credit Loan Agreement ("the Agreement") with its lender. In the amendment, the lender extended the maturity date from February 28, 2002 to September 1, 2002, waived all violations of the interest coverage provision of the Agreement through September 30, 2001 and waived compliance with the interest coverage provision of the Agreement at October 31, 2001.

       On December 1, 2001, and March 14, 2002, the Company further amended the Agreement. In the amendments, the lender decreased the maximum amount of revolving credit under the Agreement from $17,500,000 to $11,500,000, extended the maturity date from September 1, 2002 to October 1, 2003 and modified the required minimum tangible net worth provision and the interest ratio coverage calculation.

BESTWAY, INC.                                                          FORM 10-Q

       The Company's capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company's primary source of liquidity and capital are from operations and borrowings. For the nine months ended April 30, 2002, the Company has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available credit of $3,631,451 under the Agreement provide adequate resources to meet the Company's future cash obligations.

       INFLATION

       Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 142 will be effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt FAS 142 on August 1, 2002. The Company is in the process of preparing for its adoption of FAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption, the Company expects that it will no longer record approximately $250,000 annually of amortization relating to its existing goodwill.

       FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of fiscal year 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of FAS 142 will be completed during the first quarter of fiscal year 2003. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

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

BESTWAY, INC.                                                          FORM 10-Q

       In April 2002, the Financial Accounting Standards Board issued Statement of Financial Standards No. 145 ("FAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, FAS 145 rescinds both Statement of Financial Standards No. 4 "FAS 4", Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS 4, Statement of Financial Standards No. 64 "FAS 64", Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, FAS 145 eliminates the requirement (in both FAS 4 and FAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect FAS 145 to have a material impact on the Company's results of operations or its financial position.

       CRITICAL ACCOUNTING POLICIES

       The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions or conditions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

       Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. The Company believes that the following critical accounting policies involve significant judgments and estimates used in the preparation of the consolidated financial statements.

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

BESTWAY, INC.                                                          FORM 10-Q

       Intangible assets

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

BESTWAY, INC.                                                          FORM 10-Q


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For the period ended April 30, 2002, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

BESTWAY, INC.                                                          FORM 10-Q


PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a) Exhibits required by Item 601 of Regulation S-K

         (b) Report on Form 8-k

             The Company did not file any reports on Form 8-k during the quarter ended April 30, 2002.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BESTWAY, INC.



June 14, 2002


                               /s/ Beth A. Durrett
                             -------------------------
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)