Form 10-K
period 2002-07-31
BESTWAY INC
filed 2002-10-24
CIK 4344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2002

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO
                                      ---------------    -----------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting common stock held by non-affiliates of the registrant as of October 17, 2002 was approximately $4,153,078.

         The number of shares of Common Stock, $.01 par value, outstanding as of October 17, 2002 was 1,652,572.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders of Bestway, Inc., which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2002.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            PAGE(S)
                                                                            -------

PART I

   Item 1.  Business                                                          3
   Item 2.  Properties                                                        5
   Item 3.  Legal Proceedings                                                 6
   Item 4.  Submission of Matters to a Vote of Security Holders               6


PART II

   Item 5.  Market for Registrant's Common Stock and Related
              Security Holder Matters                                         6
   Item 6.  Selected Financial Data                                           7
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7
   Item 7a. Quantitative and Qualitative Disclosures About Market Risk       16
   Item 8.  Financial Statements and Supplementary Data                      16
   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            16


PART III

   Item 10. Directors and Executive Officers of the Registrant               16
   Item 11. Executive Compensation                                           16
   Item 12. Security Ownership of Certain Beneficial Owners and Management   16
   Item 13. Certain Relationships and Related Transactions                   16


PART IV

   Item 14. Exhibits and Reports on Form 8-K                                 17


SIGNATURES                                                                   19

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

         GENERAL

         Bestway, Inc. and its consolidated subsidiaries ("Bestway" or the "Company") have been engaged in the rental-purchase industry since 1987. The Company owns and operates a total of sixty-nine stores located in the states of Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The stores' operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company is a Delaware corporation and its principal executive offices are located at 7800 Stemmons Freeway, Suite 320, Dallas, Texas 75247.

         The Company's rental-purchase program offers high quality, durable products such as electronics, appliances, computers, furniture and accessories under flexible rental-purchase agreements that typically allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. These products are furnished to customers under full-service rental agreements which require that the charge for each rental period be paid in advance, but no additional advance payment or security deposit is required. At the end of each rental period, the customer has the option of retaining the product for an additional rental period or returning the product without further obligation. If the product is returned, it is serviced and then offered for rent to another customer. The rental agreements contain options under which customers may own the merchandise under specified terms. The Company's rental agreements typically have a 12 to 24 month term with weekly or monthly payment options. The most distinguishing factor of this form of retailing is the cancelability of the rental agreement at any time without further obligation by returning the product to the dealer. The industry primarily serves customers in the low to middle income sector who may have a need for a product, but do not wish or are unable to purchase it for cash or on credit.

         RECENT DEVELOPMENTS

         On July 8, 2002, the Company announced the appointment of David A. Kraemer as President and Chief Executive Officer. Mr. Kraemer has 19 years experience in the rent-to-own industry, where he most recently served as Executive Vice President of Rent-A-Center. He had been with
Rent-A-Center/Renters Choice since 1995 where as Executive Vice-President he was responsible for the operations of over 1000 stores.

         On the same date, the Company announced the termination of Teresa A. Sheffield, the Company's President and Chief Operating Officer, after the transition of Mr. Kraemer. Ms. Sheffield's termination was effective July 22, 2002. The Company also announced that R. Brooks Reed, the Company's Chairman and Chief Executive Officer, would remain as Chairman.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


         PRODUCTS

         The Company generally purchases products directly from the manufacturers and local distributors. Products offered by the Company include a wide variety of brands, styles and models of, among other things, televisions, DVD players, home entertainment centers, stereos, videocassette recorders, computers, washers and dryers, refrigerators, freezers, and furniture. Although the Company presently expects to continue relationships with its existing suppliers, there are numerous sources of products, and the Company does not believe its operations are dependent on any one or more of its present suppliers.

         ADVERTISING

         The Company markets its products and services by selecting prominent store locations in retail shopping areas on main traffic thoroughfares near targeted customers' residences or job locations. We promote the products and services in our stores primarily through direct mail advertising. Our advertisements emphasize such features as product and brand-name selection, prompt delivery, and the absence of credit investigations or long-term obligations. The Company also has programs which reward existing customers with rental discounts or cash payments for the referral of new customers.

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

         PERSONNEL

         At July 31, 2002, the Company employed approximately 323 full-time employees, of which 11 are located at the corporate office in Dallas, Texas. The Company has various incentive programs for all personnel. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


         COMPANY STORES

         The number of stores operated by the Company has decreased from 83 as of July 31, 2001 to 69 as of July 31, 2002. The following table shows the number of stores opened, consolidated and sold during such time period:

                                                        NUMBER OF
                                                         STORES
                                                      -------------

Open at July 31, 2001                                            83
Opened                                                            0
Consolidated                                                      1
Sold                                                             13
                                                      -------------

Open at July 31, 2002                                            69
                                                      =============

         REGULATION

         Federal Regulation - No comprehensive federal legislation has been enacted regulating or otherwise impacting rental-purchase transactions. The Company does comply with the Federal Trade Commission recommendations for disclosure in rental-purchase transactions. From time to time, legislation has been introduced in Congress that would regulate rental-purchase transactions, including legislation that would subject rental-purchase transactions to interest rates, finance charges and fee limitations, as well as the Federal Truth in Lending Act. Any adverse federal legislation, if enacted, could have a material adverse effect on the Company.

         State Regulation - Currently 47 states and Puerto Rico have legislation regulating rental-purchase transactions. The Company currently operates its stores in states that have enacted laws specifically regulating rental-purchase transactions. The Company's policy is to operate only in states where there is an absence, in management's opinion, of unfavorable legislation regarding rental-purchase transactions. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a material adverse effect on the Company.

         SERVICE MARK

         The Company owns the federally registered service mark "Bestway Rental". The Company believes the Bestway Rental mark has acquired significant market recognition and goodwill in communities in which its stores are located.

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


         The Company's store locations by state, at July 31, 2002, are as follows:

                                                       NUMBER OF
     STATE                                              STORES
------------------                                   ------------

Alabama                                                        22
Arkansas                                                        6
Georgia                                                         3
Mississippi                                                    11
North Carolina                                                 12
South Carolina                                                  2
Tennessee                                                      13
                                                     ------------

Open at July 31, 2002                                          69
                                                     ============

ITEM 3. LEGAL PROCEEDINGS

         In December 2001, the Company settled a lawsuit brought by approximately fifteen plaintiffs who have asserted claims against a number of defendants, including the Company, who were involved in the production of oil and gas or who owned oil and gas facilities in Montana. Plaintiffs alleged that the Company is the successor in interest to Amarco Resources Corporation, which, in the past, owned interests in two wells in the oil field. One of these wells is an alleged source of contamination of groundwater. The settlement was for approximately $130,000, including attorney's fees.

         There are no other legal proceedings other than ordinary routine litigation incidental to the Company's business to which the Company or any of its subsidiaries is a party or to which any of its property is subject. To the Company's knowledge, no litigation has been threatened against the Company or any of its subsidiaries other than routine actions and administrative proceedings, which in the aggregate, are not expected to have a material adverse effect on the business or financial condition of the Company.

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

                         YEAR ENDED JULY 31, 2002     YEAR ENDED JULY 31, 2001
                       ---------------------------   ---------------------------
                           HIGH            LOW           HIGH            LOW
                       ------------   ------------   ------------   ------------

First Quarter          $       5.55   $       4.30   $       5.72   $       3.50
Second Quarter         $       4.56   $       3.99   $       5.00   $       3.88
Third Quarter          $       4.50   $       4.00   $       5.00   $       3.75
Fourth Quarter         $       7.00   $       3.80   $       7.13   $       4.00

         At July 31, 2002, there were 408 stockholders of record of the Company's Common Stock.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


         The Company has not paid cash dividends on its Common Stock since its inception and intends to retain earnings for operations. The Company is a party to a loan agreement which prohibits the payment of cash dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  FISCAL YEAR ENDED JULY 31,
                                         --------------------------------------------------------------------------
                                             2002            2001            2000           1999           1998
                                         ------------    ------------    ------------   ------------   ------------

Revenues                                 $ 33,533,928    $ 35,913,046    $ 34,909,758   $ 29,365,753   $ 25,875,934
Income (loss) before income taxes            (965,012)        (28,297)      1,068,199      1,107,509      1,381,813
Current income tax expense (benefit)         (116,109)             --         180,845         94,713        155,064
Deferred income tax
  expense (benefit)                          (106,824)         97,488         397,413        397,912        433,012
Net income (loss)                            (742,079)       (125,785)        489,941        614,884        793,737
Basic and diluted net income (loss)
  per share                                     (0.45)          (0.07)           0.28           0.35           0.45
Cash flows provided by
  operations                               10,210,071      11,661,342      12,759,621     11,320,309      9,478,714
Total assets                               21,304,413      24,312,260      25,617,543     21,218,412     18,673,950
Notes payable                              10,967,192      13,081,731      13,294,945      9,244,012      8,230,043
Stockholders' equity                        8,123,715       8,973,601       9,174,511      8,971,630      8,396,362

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data," and the financial statements of the Company and the accompanying notes thereto included elsewhere in this report.

         The Company currently operates 69 rental-purchase stores located in seven states. The number of stores operated by the Company has increased from 35 as of July 31, 1995 to a high of 83 as of July 31, 2001 to 69 as of July 31, 2002. During the year ended July 31, 2002, the Company consolidated one store location, and sold thirteen stores.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


       The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as a percentage of revenues.

                                                     YEAR ENDED JULY 31,
                                                -----------------------------
                                                    2002             2001
                                                ------------     ------------

Revenues:
    Rental income                                       97.4%            98.8%
    Sales of merchandise                                 2.6              1.2
                                                ------------     ------------

        Total revenues                                 100.0            100.0

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                                19.9             21.5
      Other                                              5.5              5.5
    Cost of merchandise sold                             2.4              1.1
    Salaries and wages                                  29.4             28.8
    Advertising                                          3.4              4.0
    Occupancy                                            7.5              7.4
    Other operating expenses                            32.2             28.3
    Interest expense                                     2.4              3.7
    Gain on sale of property and equipment                .1               --
    Loss (gain) on sale of assets                         .1             (0.2)
                                                ------------     ------------

        Total cost and operating expenses              102.9            100.1
                                                ------------     ------------

Loss before income tax provision                        (2.9)            (0.1)
                                                ------------     ------------

    Current income tax expense                          (0.4)              --
    Deferred income tax expense (benefit)               (0.3)             0.3
                                                ------------     ------------

        Net loss                                        (2.2)%           (0.4)%
                                                ============     ============

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2002 COMPARED TO THE FISCAL YEAR ENDED JULY 31, 2001

         For the fiscal year ended July 31, 2002 compared to the fiscal year ended July 31, 2001, total revenue decreased $2,379,118, or 6.6%, to $33,533,928 from $35,913,046. The decrease in total revenue was primarily attributable to the consolidation or sale of fourteen store locations in fiscal year 2002 and the full year's impact from selling three store locations in fiscal year 2001. The decrease was offset by the inclusion of a full year's results for the stores opened in fiscal 2001, and modestly increased revenues in same stores. Revenue decreased $3,625,150, or 152.4% due to the consolidation or sale of store locations in fiscal years 2002 and 2001. Revenue from stores opened in fiscal year 2001 increased $1,091,666, or 45.9%. Revenue from same stores increased $154,366 or .5% and accounted for 6.5% of the change in revenue. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire twelve months ended July 31, 2002 and 2001.

         The Company receives rental revenue from various products including televisions, DVD players, videocassette recorders, household appliances, as well as computers and furniture. In fiscal year 2002, approximately 16% of the Company's rental revenue was derived from appliances, 25% from furniture, 29% from electronics, 8% from computers, 4% from various other products and 18% from various services and charges to rental customers including reinstatement fees, club fees and liability waiver fees.

         Total costs and operating expenses decreased $1,442,403, or 4.0% to $34,498,940 from $35,941,343 and increased 2.8% as a percentage of total revenue to 102.9% from 100.1%. In fiscal year 2001, the Company developed its administrative and management organization to accommodate an anticipated growth in revenue. However, the Company experienced operating losses with new store openings in 2001 and a lack of revenue growth in same stores. In fiscal year 2002, the Company sold, or consolidated fourteen under-performing stores and implemented a program to reduce operating expenses at the store and corporate level. In addition, in connection with the transition of the Company's new President and Chief Executive Officer, the Company has implemented strategies to improve profitability, including reviewing the Company's product offerings and price value relationships.

         Depreciation of rental merchandise decreased $1,062,932, or 13.7% to $6,671,484 from $7,734,416 and decreased 1.6% as a percentage of total revenue to 19.9% from 21.5%. The decrease as a percentage of revenues was primarily due to an increase in average revenue earned per item. Other depreciation and amortization decreased $140,173, or 7.1% to $1,831,646 from $1,971,819 and did not change as a percentage of total revenue.

         Cost of merchandise sold increased $413,090, or 102.9% to $814,433 from $401,343 and increased 1.3% as a percentage of total revenue to 2.4% from 1.1%. The increase was a result of an increase in the number of items sold in 2002 compared to 2001. During 2002, the Company undertook a merchandise reduction sales initiative to dispose of lower margin merchandise. In 2002, the Company recorded merchandise sales of $869,908 with a remaining value of $814,433, or a margin of $55,475. In fiscal year 2001, the Company recorded merchandise sales of $424,211 with a remaining value of $401,343, or a margin of $22,868.

         Salaries and wages decreased $485,180, or 4.7% to $9,857,770 from $10,342,950 and as a percentage of total revenue increased 0.6% to 29.4% from 28.8%. The decrease was primarily attributable to salaries and wages associated with reduction in corporate staffing levels and the consolidation or sale of fourteen under-performing stores in fiscal year 2002, offset by increased salaries and wages of $400,850 paid pursuant to a separation agreement related to the Company's former President and Chief Operating Officer.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


         Advertising expense decreased $312,744, or 21.7% to $1,130,535 from $1,443,279 and as a percentage of total revenue decreased 0.6% to 3.4% from 4.0%. The decrease is primarily attributable to advertising expense associated with the consolidation or sale of fourteen under-performing stores in fiscal year 2002.

         Occupancy expense decreased $113,281, or 4.3% to $2,536,071 from $2,649,352 and as a percentage of total revenue increased 0.1% to 7.5% from 7.4%. The decrease is primarily attributable to occupancy expense associated with the consolidation or sale of fourteen under-performing stores in fiscal year 2002, offset by the addition of the stores opened in fiscal year 2001.

         Other operating expenses increased $636,494, or 6.3% to $10,788,044 from $10,151,550 and as a percentage of total revenue increased 3.9% to 32.2% from 28.3%. Other operating expenses increased approximately $739,000 due to write-offs of rental merchandise, including approximately $315,000 associated with the Company's decision to discontinue carrying jewelry in its product selection. Other operating expenses increased approximately $130,000 in connection with a legal settlement. The increases were offset by the consolidation or sale of fourteen under-performing stores in fiscal year 2002.

         Interest expense decreased $522,262, or 39.7% to $794,433 from $1,316,695 and as a percentage of total revenue decreased 1.3% to 2.4% from 3.7%. The decrease in interest is primarily attributable to decreased indebtedness and a lower effective interest rate.

         The Company entered into several transactions to sell thirteen under-performing stores during fiscal year 2002. The Company recognized a net loss of $50,122 on these store sale transactions.

         For the fiscal year ended July 31, 2002 compared to the fiscal year ended July 31, 2001, loss before income taxes increased $936,715, or 3,310.0% to a loss of $965,012 compared to a loss of $28,297. Loss from operations before income taxes as a percentage of total revenue increased 2.8% to 2.9% compared to ..1% primarily as a result of costs associated with changes in our executive management team, write-offs of rental merchandise and the discontinuation of certain product offerings.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2001 COMPARED TO THE FISCAL YEAR ENDED JULY 31, 2000

         For the fiscal year ended July 31, 2001 compared to the fiscal year ended July 31, 2000, total revenue increased $1,003,288, or 2.9%, to $35,913,046 from $34,909,758. The increase in total revenue was primarily attributable to the inclusion of nine new store openings in fiscal 2001 and improved same store revenue, which was offset by decreased revenues due to the sale of three stores in fiscal year 2001. Revenue from the nine new store openings in fiscal year 2001 accounted for $1,954,744, or 194.8% of the increase. Revenue from same stores increased $712,297, or 2.2% and accounted for 71.0% of the increase in revenue. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire twelve months ended July 31, 2001 and 2000. Revenue decreased $1,663,753, or 165% due to selling three locations in fiscal year 2001.

         The Company receives rental revenue from various products including televisions, DVD players and videocassette recorders, household appliances, computers, furniture and jewelry. In fiscal year 2001, approximately 16% of the Company's rental revenue was derived from appliances, 27% from furniture, 32% from electronics, 7% from various other products including jewelry and 18% from various services and charges to rental customers including reinstatement fees, club program and liability waiver fee.

         Total costs and operating expenses increased $2,099,784 or 6.2%, to $35,941,343, from $33,841,559 and increased 3.1% as a percentage of total revenues to 100.1% from 97.0%. The increase was primarily the result of expenses associated with the nine new stores opened in fiscal year 2001.

         Depreciation of rental merchandise increased $91,527, or 1.2% to $7,734,416 from $7,642,889. Depreciation of rental merchandise expressed as a percent of total revenue decreased .4% to 21.5% from 21.9%. The decrease as a percentage of revenues was primarily due to an increase in average revenue earned per item. Other depreciation and amortization expense increased $353,653, or 21.9% to 1,971,819 from $1,618,166 and as a percentage of total revenue increased .9% to 5.5% from 4.6%. The increase was primarily due to increased property and equipment.

         Salaries and wages increased $683,806, or 7.1%, to $10,342,950 from $9,659,144 and as a percentage of total revenue increased 1.1% to 28.8% from 27.7%. Additional personnel for the nine new stores increased salaries and wages by $730,757 or 106.9% of the total increase. Advertising expense decreased $343,082, or 19.2% and as a percentage of total revenue decreased 1.1% to 4.0% from 5.1%. Occupancy expense increased $451,105, or 20.5% to 2,649,352 from $2,198,247 and as a percentage of total revenue increased 1.1% to 7.4% from 6.3% primarily due to the nine new store openings in fiscal year 2001. Other operating expenses increased $722,035, or 7.7% to $10,151,550 from $9,429,515 and as a percentage of total revenue increased 1.3% to 28.3% from 27.0%. The increase was primarily attributable to the nine new stores opened in fiscal year 2001, increased write-offs of rental merchandise and increased insurance costs. Interest expense increased $205,316, or 18.5% to $1,316,695 from $1,111,379. The increase in interest expense is primarily attributed to the additional indebtedness related to the new stores opened in fiscal year 2001.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal year ended July 31, 2002, the Company's net cash flows provided by operating activities were $10,210,071 as compared to $11,661,342 for the fiscal year ended July 31, 2001. The decline in cash provided by operations was primarily due to a $1,000,000 cash advance to the Company's President and Chief Executive Officer and increased outflow for working capital commitments.

         For the fiscal year ended July 31, 2002, the Company's net cash flow used in investing activities were $8,600,346 as compared to $11,233,249 for the year ended July 31, 2001. The Company's investing activities reflects a $260,982 decrease in the purchase of rental units and a $1,469,441 decrease in purchases of property and equipment due to no new store openings in fiscal year 2002 as compared to three new stores opened in fiscal year 2001. For the fiscal year ended July 31, 2002, cash used for acquisitions was $984,007 offset by sale proceeds from thirteen store sales of $2,208,625.

         For the fiscal year ended July 31, 2002, the Company's net cash flow used in financing activities was $2,222,346 as compared to $288,339 for the year ended July 31, 2001. The decrease in financing activities principally reflects increased repayments of the Company's debt.

         On October 26, 2001, the Company and its lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from February 28, 2002 to November 1, 2003.

         On October 26, 2001, the Company amended its Revolving Credit Loan Agreement (the "Agreement") with its lender. In the amendment, the lender extended the maturity date from February 28, 2002 to September 1, 2002, waived all violations of the interest coverage provision of the Agreement through September 30, 2001 and waived compliance with the interest coverage provision of the Agreement at October 31, 2001.

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


         The Company's capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company's primary source of liquidity and capital are from operations and borrowings. For the fiscal year ended July 31, 2002, the Company has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available credit of $2,988,026 under the Agreement provide adequate resources to meet the Company's future cash obligations.

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

       Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. The Company believes that the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

Rental merchandise, related rental revenue and depreciation

       Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with nonrefundable rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 24 months with a majority of rental agreements specifying 18 months. At the end of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including televisions, DVD players, videocassette recorders, household appliances, as well as computers and furniture.

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

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In June 2001, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001,
(2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

         The Company will adopt the provisions of SFAS 142 in its first quarter ended October 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company expects that is will no longer record approximately $250,000 of amortization relating to its existing goodwill.

         SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of fiscal year 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of fiscal year 2003. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003. The Company does not expect that the results of these impairment tests will have a material impact on the Company's results of operations and financial position.

         In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS 121, for long lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or its financial position.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect SFAS 145 to have a material impact on the Company's results of operations or its financial position.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS 146 to have a material impact on the Company's results of operations or its financial position.

INFLATION

         Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

CAUTIONARY STATEMENT

         This Report on Form 10-K and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Annual Report to Shareholders, any Report on Form 10-Q or Form 8-K or any other written or oral statements made by or on behalf of the Company may include forward-looking statements. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to open or acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such opened or acquired stores into the Company's operations, (iii) the impact of state and federal laws regulating or otherwise affecting rental-purchase transactions, (iv) the impact of general economic conditions in the United States and (v) the impact of terrorist activity, threats of terrorist activity and responses thereto on the economy in general and the rental-purchase industry in particular. Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk associated with the floating rate portion of the interest charged on its Revolving Credit Loan Agreement. At July 31, 2002, the Company had $7,900,000 outstanding on its Revolving Credit Loan Agreement at an interest rate of prime plus .75% and the fair value of the obligation outstanding approximates its related carrying value because the obligation bears interest at the current market rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2002, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2002, and is incorporated herein by reference.

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following are filed as Exhibits to this Annual Report filed as Form 10-K for the year ended July 31, 2002.

         (b) Exhibits

EXHIBIT
NUMBER                                    DOCUMENT
-------         ----------------------------------------------------------------

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

  10.9 Modification Letter dated October 19, 2000 modifying certain covenants of the Loan Agreement between Comerica Bank-Texas and Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K for the year ended July 31, 2000.

 10.10 Amendment Number One to Bestway Incentive Stock Option Plan, dated December 4, 2000, incorporated by reference to Bestway's
                Annual Report on Form 10-K for the year ended July 31, 2001.

 10.11*         Employment Agreement, dated July 8, 2002, between Bestway and
                David A. Kraemer.

 10.12*         Severance Agreement, dated July 22, 2002, between Bestway and
                Teresa A. Sheffield.

 99.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  21*           Subsidiaries

  23*           Consent of PricewaterhouseCoopers LLP

----------

*Filed herewith

         (c) Reports on Form 8-K for the quarter ended July 31, 2002:

         The Company filed a current report of Form 8-K on July 10, 2002 to report the appointment of a new President and Chief Executive Officer.

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

                                          BESTWAY, INC.


October 24, 2002                          /s/ David A. Kraemer
                                          -------------------------------------
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 24th day of October 2002.

              SIGNATURE                                  TITLE
-------------------------------------    --------------------------------------

         /s/ R. Brooks Reed              Chairman of the Board of Directors
-------------------------------------
           R. BROOKS REED

          /s/ Jack E. Meyer              Director
-------------------------------------
            JACK E. MEYER


       /s/ James A. O'Donnell            Director
-------------------------------------
         JAMES A. O'DONNELL


      /s/ Bernard J. Hinterlong          Director
-------------------------------------
        BERNARD J. HINTERLONG


        /s/ David A. Kraemer             President and Chief Executive Officer
-------------------------------------
          DAVID A. KRAEMER


         /s/ Beth A. Durrett             Chief Financial Officer
-------------------------------------
           BETH A. DURRETT

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                  CERTIFICATION

        I, David A. Kraemer, Chief Executive Officer of Bestway, Inc., certify that:

        1. I have reviewed this annual report on Form 10-K of Bestway, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Bestway, Inc. as of, and for, the periods presented in this annual report.


Date: October 24, 2002                     By: /s/ DAVID A. KRAEMER
                                               --------------------------------
                                               Name:  David A. Kraemer
                                               Title: Chief Executive Officer

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------


                                  CERTIFICATION

        I, Beth A. Durrett, Chief Financial Officer of Bestway, Inc., certify that:

        1. I have reviewed this annual report on Form 10-K of Bestway, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Bestway, Inc. as of, and for, the periods presented in this annual report.


Date: October 24, 2002                   By: /s/ BETH A. DURRETT
                                            -----------------------------------
                                            Name:  Beth A. Durrett
                                            Title: Chief Financial Officer

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------

                                                                       PAGE(S)

Report of Independent Accountants                                        F-1

Financial Statements:

       Consolidated Balance Sheets as of July 31, 2002 and 2001          F-2

       Consolidated Statements of Operations for the years ended
         July 31, 2002, 2001 and 2000                                    F-3

       Consolidated Statements of Cash Flows for the years ended
         July 31, 2002, 2001 and 2000                                    F-4

       Consolidated Statements of Stockholders' Equity for the years
         ended July 31, 2002, 2001 and 2000                              F-5

       Notes to Consolidated Financial Statements                        F-6

BESTWAY, INC.                                                          FORM 10-K
--------------------------------------------------------------------------------



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Bestway, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Bestway, Inc. and its subsidiaries at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP


October 14, 2002
Dallas, Texas

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               JULY 31,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------

ASSETS

Cash and cash equivalents                            $    506,175    $  1,118,796
Prepaid expenses                                          312,925         198,605
Taxes receivable                                          159,585         133,350
Deferred income taxes                                     483,075         376,251
Other assets                                               52,032          47,635


Rental merchandise, at cost                            22,730,226      25,005,000
    less accumulated depreciation                       9,289,369       9,832,300
                                                     ------------    ------------

                                                       13,440,857      15,172,700
                                                     ------------    ------------

Property and equipment, at cost                         9,060,208      10,314,472
    less accumulated depreciation                       5,393,259       5,047,414
                                                     ------------    ------------

                                                        3,666,949       5,267,058
                                                     ------------    ------------

Employee advance                                          988,889              --
Non-competes, net of amortization                         468,631         274,671
Goodwill, net of amortization                           1,225,295       1,723,194
                                                     ------------    ------------

           Total assets                              $ 21,304,413    $ 24,312,260
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $    671,365    $    735,461
Accrued interest - related parties                         20,667          20,000
Other accrued liabilities                               1,521,474       1,501,467
Notes payable-related parties                           3,000,000       3,000,000
Notes payable-other                                     7,967,192      10,081,731

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                        --              --
    Common stock, $.01 par value, 5,000,000
      authorized, 1,756,917 issued at
      July 31, 2002 and July 31, 2001                      17,569          17,569
    Paid-in capital                                    16,151,428      16,124,578
    Less treasury stock, at cost, 104,345 at
      July 31, 2002 and 71,045 at July 31, 2001          (563,083)       (428,426)
    Accumulated deficit                                (7,482,199)     (6,740,120)
                                                     ------------    ------------

      Total stockholders' equity                        8,123,715       8,973,601
                                                     ------------    ------------

        Total liabilities and stockholders' equity   $ 21,304,413    $ 24,312,260
                                                     ============    ============

          See accompanying notes to consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                              FISCAL YEARS ENDED JULY 31,
                                                     --------------------------------------------
                                                         2002            2001            2000
                                                     ------------    ------------    ------------

Revenues:
    Rental income                                    $ 32,664,020    $ 35,488,835    $ 34,473,255
    Sales of merchandise                                  869,908         424,211         436,503
                                                     ------------    ------------    ------------

                                                       33,533,928      35,913,046      34,909,758
                                                     ------------    ------------    ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                                6,671,484       7,734,416       7,642,889
      Other                                             1,831,646       1,971,819       1,618,166
    Cost of merchandise sold                              814,433         401,343         424,096
    Salaries and wages                                  9,857,770      10,342,950       9,659,144
    Advertising                                         1,130,535       1,443,279       1,786,361
    Occupancy                                           2,536,071       2,649,352       2,198,247
    Other operating expenses                           10,788,044      10,151,550       9,429,515
    Interest expense                                      794,433       1,316,695       1,111,379
    Loss (gain) on sale of property and equipment          24,402           3,048         (16,961)
    Loss (gain) on sale of assets                          50,122         (73,109)        (11,277)
                                                     ------------    ------------    ------------

                                                       34,498,940      35,941,343      33,841,559
                                                     ------------    ------------    ------------

Income (loss) before income taxes:                       (965,012)        (28,297)      1,068,199
                                                     ------------    ------------    ------------

    Current income tax expense (benefit)                 (116,109)             --         180,845
    Deferred income tax expense (benefit)                (106,824)         97,488         397,413
                                                     ------------    ------------    ------------

Net income (loss)                                    $   (742,079)   $   (125,785)   $    489,941
                                                     ============    ============    ============

Basic and diluted net income (loss) per share        $      (0.45)   $      (0.07)   $       0.28
                                                     ============    ============    ============

Weighted average common shares outstanding              1,648,322       1,692,972       1,723,030
                                                     ============    ============    ============

Diluted weighted average common shares outstanding      1,648,322       1,692,972       1,740,828
                                                     ============    ============    ============

          See accompanying notes to consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                        FISCAL YEARS ENDED JULY 31,
                                                               --------------------------------------------
                                                                   2002            2001            2000
                                                               ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                          $   (742,079)   $   (125,785)   $    489,941
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                             8,503,129       9,706,235       9,261,055
        Net book value of rental units retired                    3,780,825       2,868,499       2,381,370
        (Gain) loss on sale of property and equipment                24,402           3,048         (16,961)
        (Gain) loss on sale of assets                                50,122         (73,109)        (11,277)
        Deferred income taxes                                      (106,824)         97,488         397,413
        Changes in operating assets and liabilities other than cash:
           Prepaid expenses                                        (114,320)        (21,772)         (4,607)
           Taxes receivable                                         (26,235)       (133,350)             --
           Employee advance                                        (988,889)             --              --
           Other assets                                              (4,397)         70,266         (54,699)
           Accounts payable                                         (79,337)       (557,450)        241,265
           Income taxes payable                                          --        (135,796)         79,390
           Other accrued liabilities                                (86,326)        (36,932)         (3,269)
                                                               ------------    ------------    ------------

             Net cash flows provided by operating activities     10,210,071      11,661,342      12,759,621
                                                               ------------    ------------    ------------

Cash flows from investing activities:
    Purchase of rental units and equipment                       (9,593,006)     (9,853,988)    (13,643,485)
    Additions to property and equipment                            (287,261)     (1,756,702)     (2,693,510)
    Proceeds from sale of property and equipment                     55,303          79,526          59,942
    Asset purchases net of cash acquired                           (984,007)        (99,295)       (549,047)
    Proceeds from sale of assets                                  2,208,625         397,210         469,469
                                                               ------------    ------------    ------------

             Net cash flows used in investing activities         (8,600,346)    (11,233,249)    (16,356,631)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds of notes payable                                     2,050,000       3,700,000       4,412,999
    Repayment of notes payable                                   (4,164,539)     (3,913,214)       (362,066)
    Treasury stock purchase                                        (277,857)        (75,125)       (287,060)
    Treasury stock issuance                                         170,050              --              --
                                                               ------------    ------------    ------------

             Net cash flows provided by (used in)
             financing activities                                (2,222,346)       (288,339)      3,763,873
                                                               ------------    ------------    ------------

Cash and cash equivalents at the beginning of year                1,118,796         979,042         812,179
                                                               ------------    ------------    ------------

Cash and cash equivalents at the end of the year               $    506,175    $  1,118,796    $    979,042
                                                               ============    ============    ============


          See accompanying notes to consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                         FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                    -----------------------------------------------------------------------------------------------
                                          COMMON STOCK                           TREASURY STOCK                           TOTAL
                                    -----------------------    PAID-IN     ------------------------     ACCUMULATED   STOCKHOLDERS'
                                      SHARES       AMOUNT      CAPITAL       SHARES        AMOUNT         DEFICIT         EQUITY
                                    ----------   ----------   ----------   ----------    ----------    ------------   -------------

Balance at July 31, 1999             1,756,917   $   17,569   $16,124,578     (11,200)   $  (66,241)   $ (7,104,276)   $  8,971,630
                                    ----------   ----------   -----------  ----------    ----------    ------------    ------------

    Treasury stock purchases                --           --            --     (44,745)     (287,060)             --        (287,060)
    Net income for the year ended
    July 31, 2000                           --           --            --          --            --         489,941         489,941
                                    ----------   ----------   -----------  ----------    ----------    ------------    ------------

Balance at July 31, 2000             1,756,917       17,569    16,124,578     (55,945)     (353,301)     (6,614,335)      9,174,511
                                    ----------   ----------   -----------  ----------    ----------    ------------    ------------

    Treasury stock purchases                --           --            --     (15,100)      (75,125)             --         (75,125)
    Net loss for the year ended
    July 31, 2001                           --           --            --          --            --        (125,785)       (125,785)
                                    ----------   ----------   -----------  ----------    ----------    ------------    ------------

Balance at July 31, 2001             1,756,917       17,569    16,124,578     (71,045)     (428,426)     (6,740,120)      8,973,601
                                    ----------   ----------   -----------  ----------    ----------    ------------    ------------

    Treasury stock purchases                --           --            --     (69,100)     (277,857)             --        (277,857)
    Treasury stock issued                                          26,850      35,800       143,200              --         170,050
    Net loss for the year ended
    July 31, 2002                           --           --            --          --            --        (742,079)       (742,079)
                                    ----------   ----------   -----------  ----------    ----------    ------------    ------------

Balance at July 31, 2002             1,756,917   $   17,569   $16,151,428    (104,345)   $ (563,083)   $ (7,482,199)   $  8,123,715
                                    ==========   ==========   ===========  ==========    ==========    ============    ============


          See accompanying notes to consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

        BUSINESS AND BASIS OF PRESENTATION

        The consolidated financial statements of Bestway, Inc. (the "Company"), include the Company's wholly-owned operating subsidiaries, Bestway Rental, Inc. which operates under the registered trade name "Bestway Rent-To-Own", U.S. Credit-Service Corporation and Westdale Data Service, Inc. Intercompany balances and transactions have been eliminated in consolidation.

        The Company owns and operates a total of sixty-nine stores located in various states. The store operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company's store locations by state as of July 31, 2002, are as follows:

                                                              NUMBER OF
      STATE                                                    STORES
-------------------                                           ---------

Alabama                                                             22
Arkansas                                                             6
Georgia                                                              3
Mississippi                                                         11
North Carolina                                                      12
South Carolina                                                       2
Tennessee                                                           13
                                                              --------
                                                                    69
                                                              ========


        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Rental merchandise, related rental revenue and depreciation

        Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with nonrefundable rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 24 months with a majority of rental agreements specifying 18 months. At the end of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including televisions, DVD players, videocassette recorders, household appliances, as well as computers and furniture. In fiscal year 2002, approximately 16% of the Company's rental revenue was derived from appliances, 25% from furniture, 29% from electronics, 8% from computers, 4% from various other products and 18% from various services and charges to rental customers including reinstatement fees, club fees and liability waiver fees. In fiscal year 2001, approximately 16% of

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        the Company's rental revenue was derived from appliances, 27% from furniture, 32% from electronics, 7% from various other products and 18% from various services and charges to rental customers including reinstatement fees and liability wavier fees. In fiscal year 2000, approximately 17% of the Company's rental revenue was derived from appliances, 25% from furniture, 28% from electronics, 11% from various other products and 19% from various services and charges to rental customers, including reinstatement fees and liability waiver fees.

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

        Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written off as such impairment is incurred. For the fiscal years ended July 31, 2002, 2001 and 2000, $2,018,208, $1,782,795 and $1,747,354,
        respectively, of such impairments were incurred and are included in other operating expenses in the accompanying consolidated statements of operations. Included in the amount for 2002 is approximately $315,000 related to the Company's decision to discontinue carrying jewelry in its product selection.

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

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Cash and cash equivalents

        Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at July 31, 2002 and 2001.

        Intangible assets

        Goodwill represents the cost in excess of the fair value of net tangible assets of acquired businesses and is being amortized on a straight-line basis over 15 to 20 years. Accumulated amortization of goodwill was $3,418,233 and $2,785,621 at July 31, 2002 and 2001, respectively.

        The non-competes are being amortized on a straight-line basis over periods from 2 to 5 years. Accumulated amortization of the non-competes was $1,874,283 and $1,707,559 at July 31, 2002 and 2001, respectively.

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

        Earnings per common share

        Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the fiscal years ended July 31, 2002 and July 31, 2001, 88,872 and 218,390, respectively, shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

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

        Recently Issued Accounting Principles

        In June 2001, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion
        (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        The Company will adopt the provisions of SFAS 142 in its first quarter ended October 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company expects that is will no longer record approximately $250,000 of amortization relating to its existing goodwill.

        SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of fiscal year 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        quarter of fiscal year 2003. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003. The Company does not expect that the results of these impairment tests will have a material impact on the Company's results of operations and financial position.

        In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS 121, for long lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or its financial position.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect SFAS 145 to have a material impact on the Company's results of operations or its financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS 146 to have a material impact on the Company's results of operations or its financial position.

2.      ACQUISITIONS AND DISPOSITIONS

        On March 20, 2001, the Company signed an asset purchase agreement with Paradise Valley Holdings, Inc. to acquire all rental contracts associated with a single store located in Tennessee for approximately $499,000.

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

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

        The acquisitions have been accounted for under the purchase method and, accordingly, the operating results from the acquired stores are included in the accompanying consolidated statements of operations from the date of acquisition.

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

        On April 4, 2001, the Company entered into an asset purchase agreement with Griffin Acceptance Corporation, Inc. to sell all the assets of one store in Mississippi. The Company received $150,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a gain of $62,902 on the sale.

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

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        On December 11, 2001, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store in South Carolina. The Company received approximately $187,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers and approximately $25,000 of idle inventory. Remaining idle inventory was transferred to the Company's existing store locations. Additionally, Rent-A-Center obtained the Company's store location by assuming the lease agreement. The Company recognized a gain of $12,554 on the sale.

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

        On January 10, 2002, the Company entered into an asset purchase agreement with Aaron Rents, Inc. to sell all the assets of one store in Alabama. The Company received approximately $117,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a loss of $10,683 on the sale.

        On February 8, 2002, the Company entered into an asset purchase agreement with Aaron Rents, Inc. to sell all the assets of one store in North Carolina. The Company received approximately $133,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a gain of $4,812 on the sale.

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

        On March 25, 2002, the Company entered into an asset purchase agreement with Aaron Rents, Inc. to sell all the assets of one store in Tennessee. The Company received approximately $175,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company's existing store locations. The Company recognized a gain of $15,797 on the sale.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.      PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

                                         JULY 31,
                               ----------------------------
                                   2002            2001
                               ------------    ------------

Building and leaseholds        $  3,849,666    $  4,389,927
Vehicles                          3,510,662       3,794,570
Furniture and fixtures            1,069,302       1,382,586
Computer equipment                  630,578         747,389
                               ------------    ------------

                                  9,060,208      10,314,472
Accumulated depreciation         (5,393,259)     (5,047,414)
                               ------------    ------------

                               $  3,666,949    $  5,267,058
                               ============    ============

        Depreciation expense for property and equipment was $1,417,979, $1,566,788 and $1,254,334 for 2002, 2001 and 2000.

4.      NOTES PAYABLE

        Notes payable consists of the following:

                                                       YEARS ENDED JULY 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Senior collateralized debt

Revolving Credit Loan Agreement dated August 19,
1993, amended March 14, 2002, borrowing limit is
$11,500,000, interest payable monthly at prime
plus .75%, note matures on October 1, 2003; not
collateralized by substantially all the Company's
assets                                              $  7,900,000   $ 10,000,000

Subordinated debt

Note payable to limited partnership and
stockholder dated July 19, 1993, amended October
26, 2001, interest paid quarterly at 8% beginning
October 1, 1993; note, as amended, matures on
November 1, 2003                                       3,000,000      3,000,000

Other notes payable

Note payable to bank dated April 11, 1994,
principal payable monthly; interest payable at 9%
per annum; note matures on April 15, 2006; note
collateralized by associated real estate                  67,192         81,731
                                                    ------------   ------------
                                                    $ 10,967,192   $ 13,081,731
                                                    ============   ============

        At July 31, 2002 and 2001 the prime rate was 5.5% and 7.5%, respectively.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        On October 26, 2001, the Company and its lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from February 28, 2002 to November 1, 2003.

        On October 26, 2001, the Company amended its Revolving Credit Loan Agreement (the "Agreement") with its lender. In the amendment, the lender extended the maturity date from February 28, 2002 to September 1, 2002, waived all violations of the interest coverage provision of the Agreement through September 30, 2001 and waived compliance with the interest coverage provision of the Agreement at October 31, 2001.

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

        The Agreement also contains certain financial covenants, including an interest coverage ratio, debt ratio, maximum idle inventory requirements and a minimum tangible net worth provision. At July 31, 2002 the Company was in default of the minimum tangible net worth provision. The Company is retroactively in compliance after receiving a waiver on September 27, 2002.

        At July 31, 2002, the carrying value of the Company's senior collateralized debt and other notes payable approximated fair value, estimated primarily based on the borrowing rates available to the Company for debt with similar terms and average maturities. It is not practicable to estimate the fair value of the Company's subordinated debt because it is with a related party.

        Following is a summary of maturities of notes payable for each of the periods ending July 31:

2003                        $     15,765
2004                          10,917,242
2005                              18,860
2006                              15,325
2007                                  --
Thereafter                            --
                            ------------
                            $ 10,967,192
                            ============

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.      INCOME TAXES

        The provisions for income tax consists of the following for the years ended July 31:

                                   2002            2001           2000
                               ------------    ------------   ------------
Current:
    Federal                    $   (116,109)   $         --   $     96,327
    State                                --              --         84,518
                               ------------    ------------   ------------

                                   (116,109)             --        180,845
                               ------------    ------------   ------------
Deferred:
    Federal                        (102,139)         79,564        342,372
    State                            (4,685)         17,924         55,041
                               ------------    ------------   ------------

                                   (106,824)         97,488        397,413
                               ------------    ------------   ------------

Total income tax provision     $   (222,933)   $     97,488   $    578,258
                               ============    ============   ============

        Significant components of the Company's deferred income tax assets at July 31, 2002 and 2001, respectively, are as follows:

                                                 2002            2001
                                             ------------    ------------

Net operating loss carryforward              $  1,106,485    $  1,040,589
Investment tax credit carryforward                  2,688           2,688
Minimum tax credit carryover                      208,833         325,586
Property and equipment                            548,122         259,533
Intangible assets                                 378,568         381,968
Accrued expenses                                  383,102         154,700
                                             ------------    ------------

      Total deferred tax assets                 2,627,798       2,165,064

Rental merchandise                             (2,142,035)     (1,786,125)
                                             ------------    ------------

      Total deferred tax liabilities           (2,142,035)     (1,786,125)
                                             ------------    ------------

Valuation allowance                                (2,688)         (2,688)
                                             ------------    ------------

      Net deferred tax asset                 $    483,075    $    376,251
                                             ============    ============

        Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        The following is the reconciliation of the U.S. statutory tax rate to the Company's effective tax rate for the years ended July 31:

                                                           2002            2001            2000
                                                       ------------    ------------    ------------

Federal income tax expense (benefit) at
    statutory rate of 34%                              $   (280,270)   $     (9,621)   $    363,188
Goodwill amortization                                        58,117          71,192          58,117
State income tax                                             (3,092)         33,202         129,498
Other                                                         2,312           2,715          27,455
                                                       ------------    ------------    ------------

      Provision for income tax expense (benefit)       $   (222,933)   $     97,488    $    578,258
                                                       ============    ============    ============


        During 2002, the net operating loss carryforwards were decreased by $106,238 and during 2001, the net operating loss carryforwards were decreased by $1,070,271. At July 31, 2002, the Company has a Federal net operating loss carryforward of approximately $3,252,228 expiring from 2006 to 2021. The Company has a State net operating loss carryforward of $20,055 which expires from 2004 to 2021. The Company has investment tax credit carryforwards of approximately $2,688 which expire in fiscal year 2003.

6.      RELATED PARTY TRANSACTIONS

        Interest expense relating to notes payable to affiliates amounted to $242,668 for the years ended July 31, 2002, $243,334 for the year ended July 31, 2001 and $244,667 for year ended July 31, 2000.

        As of July 31, 2002, the Company had advanced $1,000,000 to the President and Chief Executive Officer in the form of a promissory note (the "Note"). The Note matures on January 1, 2008 and bears interest at the lesser of i) the Applicable Federal Rate or ii) the maximum nonusurious rate as defined in the Note. Per the terms of the Note, the Company will forgive one-fifth of the principal and all related accrued interest on December 31 of each year beginning in 2003 through 2007. If the President and Chief Executive Officer's employment is terminated with cause by the Company or without good reason by the President and Chief Executive Officer all outstanding unearned principal and accrued interest must be repaid. As of July 31, 2002, $988,889 of the Note remained outstanding.

        Effective July 22, 2002, the Company terminated its President and Chief Operating Officer. In connection with the separation agreement, the Company recorded an approximate $400,850 charge which is reflected in salaries and wages in the accompanying statement of operations for the year ended July 31, 2002.

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7.      LEASES

        The Company leases all store facilities, with the exception of one, under operating leases with terms ranging from one to ten years. Many leases contain escalation clauses. Future minimum lease obligations under noncancelable operating leases for the Company at July 31, 2002 are as follows:

2002                                                       $ 2,179,010
2003                                                         2,002,902
2004                                                         1,754,272
2005                                                         1,403,808
2006                                                           861,858
Thereafter                                                     987,702
                                                           -----------
                                                           $ 9,189,552
                                                           ===========

8.      SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS

        Cash interest payments for the years ended July 31, 2002, 2001 and 2000 are $793,766, $1,317,362 and $1,111,380, respectively. Cash tax payments for the years ended July 31, 2002, 2001 and 2000 are $89,874, $478,643 and $101,455, respectively.

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

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

        In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted.

        A summary of the status of the Company's stock options as of July 31, 2002, 2001 and 2000 and the changes during the year ended on those dates is presented below:

                                                                   STOCK OPTIONS
                                     ---------------------------------------------------------------------------
                                              2002                      2001                       2000
                                     -----------------------   -----------------------   -----------------------
                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                      # SHARES      AVERAGE      # SHARES     AVERAGE     # SHARES      AVERAGE
                                     UNDERLYING    EXERCISE    UNDERLYING    EXERCISE    UNDERLYING    EXERCISE
                                      OPTIONS       PRICES      OPTIONS       PRICES      OPTIONS       PRICES
                                     ----------   ----------   ----------   ----------   ----------   ----------

Outstanding at beginning of year        191,890   $     5.47      194,360   $     5.79      193,035   $     5.69
    Granted                             106,000   $     4.02       24,030   $     4.06       17,500   $     6.75
    Exercised                                --          N/A           --   $     6.24           --          N/A
    Forfeited                            97,300   $     5.48       26,500   $       --       16,175   $     5.94
    Expired                                  --          N/A           --          N/A           --          N/A
Outstanding at end of year              200,590   $     4.70      191,890   $     5.45      194,360   $     5.79
Exercisable at end of year               90,115   $     5.36      158,018   $     5.38      146,228   $     5.41
Available for grant at end of year       75,210                    83,910                    21,440
Weighted average fair value of
  options granted                                 $     1.85                $     1.82                $     3.34

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 4.12%, 6.06% and 5.48% for 2002, 2001, and 2000, respectively; the expected life of options is 5 years; and a volatility of 46.84%, 43.03%, and 41.39% for options granted in 2002, 2001 and
        2000, respectively.

        At July 31, 2002, exercise prices for all options outstanding ranged from $4.00 to $7.00 and the weighted-average remaining contractual life for options outstanding was 5.9 years.

        PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

        Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for 2002, 2001 and 2000 would approximate the pro forma amounts below:

                              AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA      AS REPORTED     PRO FORMA
                                7/31/02         7/31/02         7/31/01         7/31/01         7/31/00        7/31/00
                             ------------    ------------    ------------    ------------    ------------   ------------

Net income (loss)            $   (742,079)   $   (771,424)   $   (125,785)   $   (148,177)   $    489,941   $    489,922
Basic net income (loss)
    per common share         $      (0.45)   $      (0.47)   $       (.07)   $       (.08)   $       0.28   $       0.28

BESTWAY, INC.                                                          FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the 1996 fiscal year.

        401(k) PLAN

        The Company established a Retirement Savings Plan (the "Savings Plan"), effective as of September 1, 1994, which is intended to qualify under
        Section 401(k) of the Internal Revenue Code "the Code". Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan. For the year ended July 31, 2002, the Company contributed approximately $105,000 to the Savings Plan. For the years ended July 31, 2001 and 2000, the Company made matching contributions of approximately $145,000, to the Savings Plan. All assets of the Savings Plan are held in trust.

10.     LEGAL CONTINGENCIES


        In December 2001, the Company settled a lawsuit brought by approximately fifteen plaintiffs who have asserted claims against a number of defendants, including the Company, who were involved in the production of oil and gas or who owned oil and gas facilities in Montana. Plaintiffs alleged that the Company is the successor in interest to Amarco Resources Corporation, which, in the past, owned interests in two wells in the oil field. One of these wells is an alleged source of contamination of groundwater. The settlement was for approximately $130,000, including attorney's fees.

        The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION
-------         ----------------------------------------------------------------

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

  10.9 Modification Letter dated October 19, 2000 modifying certain covenants of the Loan Agreement between Comerica Bank-Texas and Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K for the year ended July 31, 2000.

 10.10 Amendment Number One to Bestway Incentive Stock Option Plan, dated December 4, 2000, incorporated by reference to Bestway's
                Annual Report on Form 10-K for the year ended July 31, 2001.

 10.11*         Employment Agreement, dated July 8, 2002, between Bestway and
                David A. Kraemer.

 10.12*         Severance Agreement, dated July 22, 2002, between Bestway and
                Teresa A. Sheffield.

 99.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  21*           Subsidiaries

  23*           Consent of PricewaterhouseCoopers LLP

----------

*Filed herewith