Form 10-Q
period 2002-10-31
BESTWAY INC
filed 2002-12-16
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2002


                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568


                                  BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           81-0332743
-------------------------------                           ------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

7800 Stemmons Freeway, Suite 320                                 75247
----------------------------------------                      ----------
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

         The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2002, was 1,652,572.

BESTWAY, INC.                                                          FORM 10-Q

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                October 31, 2002


PART I - FINANCIAL INFORMATION                                                                           PAGE NOS.
                                                                                                         ---------

     ITEM 1.      Financial Statements

                  a)    Condensed Consolidated Balance Sheets as of
                        October 31, 2002 (unaudited) and July 31, 2002                                     3

                  b)    Condensed Consolidated Statements of Operations
                        for the Three Months Ended October 31, 2002 and 2001 (unaudited)                   4

                  c)    Condensed Consolidated Statements of Cash Flows
                        for the Three Months Ended October 31, 2002 and 2001 (unaudited)                   5

                  d)    Condensed Consolidated Statements of Stockholders' Equity
                        for the Three Months Ended October 31, 2002 (unaudited)                            6

                  e)    Notes to the Condensed Consolidated Financial Statements (unaudited)               7

     ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    10

     ITEM 4.      Controls and Procedures                                                                  14

PART II - OTHER INFORMATION

     ITEM 6.      Exhibits and Reports on Form 8-K, Signatures                                             15

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       (UNAUDITED)
                                                                                       OCTOBER 31,          JULY 31,
                                                                                          2002                2002
                                                                                     --------------      --------------
ASSETS
Cash and cash equivalents                                                            $      424,125      $      506,175
Prepaid expenses                                                                            283,836             312,925
Taxes receivable                                                                            159,585             159,585
Deferred income taxes                                                                       567,299             483,075
Other assets                                                                                 48,799              52,032
                                                                                     --------------      --------------

Rental merchandise, at cost                                                              22,317,679          22,730,226
   less accumulated depreciation                                                          8,625,383           9,289,369
                                                                                     --------------      --------------
                                                                                         13,692,296          13,440,857
                                                                                     --------------      --------------
Property and equipment, at cost                                                           9,165,378           9,060,208
   less accumulated depreciation                                                          5,578,022           5,393,259
                                                                                     --------------      --------------
                                                                                          3,587,356           3,666,949
                                                                                     --------------      --------------
Employee advance                                                                            955,556             988,889
Non-competes, net of amortization                                                           425,674             468,631
Goodwill, net of amortization                                                             1,225,295           1,225,295
                                                                                     --------------      --------------
       Total assets                                                                  $   21,369,821      $   21,304,413
                                                                                     ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                     $    1,548,964      $      671,365
Accrued interest - related parties                                                           20,667              20,667
Other accrued liabilities                                                                 1,245,045           1,521,474
Notes payable-related parties                                                             3,000,000           3,000,000
Notes payable-other                                                                       7,663,364           7,967,192

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $10.00 par value,
     1,000,000 authorized, none issued                                                           --                  --
   Common stock, $.01 par value, 5,000,000 authorized,
     1,756,917 issued at October 31, 2002 and July 31, 2002,
     respectively                                                                            17,569              17,569
   Paid-in capital                                                                       16,156,184          16,151,428
   Less treasury stock, at cost, 104,345 at October 31, 2002 and
     July 31, 2002                                                                         (563,083)           (563,083)
   Accumulated deficit                                                                   (7,718,889)         (7,482,199)
                                                                                     --------------      --------------
       Total stockholders' equity                                                         7,891,781           8,123,715
                                                                                     --------------      --------------
          Total liabilities and stockholders' equity                                 $   21,369,821      $   21,304,413
                                                                                     ==============      ==============


        The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           (UNAUDITED)
                                                                       THREE MONTHS ENDED
                                                                  OCTOBER 31,       OCTOBER 31,
                                                                     2002              2001
                                                                 ------------      ------------
Revenues:
   Rental income                                                 $  7,994,191      $  8,241,535
   Sales of merchandise                                               278,771           208,970
                                                                 ------------      ------------
                                                                    8,272,962         8,450,505
                                                                 ------------      ------------

Cost and operating expenses:
   Depreciation and amortization:
     Rental merchandise                                             1,620,547         1,715,362
     Other                                                            372,537           468,383
   Cost of merchandise sold                                           352,240           204,053
   Salaries and wages                                               2,444,473         2,494,048
   Advertising                                                        384,990           415,751
   Occupancy                                                          589,060           681,456
   Other operating expenses                                         2,654,078         2,576,425
   Interest expense                                                   175,165           247,925
   Loss (gain) on sale of property and equipment                          786            (5,571)
   Gain on sale of assets                                                  --           (71,125)
                                                                 ------------      ------------
                                                                    8,593,876         8,726,707
                                                                 ------------      ------------

Loss before income taxes                                             (320,914)         (276,202)
                                                                 ------------      ------------
   Income tax benefit                                                 (84,224)          (84,320)
                                                                 ------------      ------------

Net loss                                                         $   (236,690)     $   (191,882)
                                                                 ------------      ------------

Basic and diluted net loss per share                             $       (.14)     $       (.11)
                                                                 ============      ============

Weighted average common shares outstanding                          1,652,572         1,685,539
                                                                 ============      ============

Diluted weighted average common shares outstanding                  1,652,572         1,685,539
                                                                 ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          (UNAUDITED)
                                                                                       THREE MONTHS ENDED
                                                                                   OCTOBER 31,       OCTOBER 31,
                                                                                      2002              2001
                                                                                  ------------      ------------
Cash flows from operating activities:
   Net loss                                                                       $   (236,690)     $   (191,882)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                 1,993,084         2,183,745
       Net book value of rental units retired                                          909,453           745,604
       Loss (gain) on sale of property and equipment                                       786            (5,571)
       Gain on sale of assets                                                               --           (71,125)
       Deferred income taxes                                                           (84,224)          (84,320)
       Non-cash compensation expense                                                    38,089                --
   Changes in operating assets and liabilities other than cash:
       Prepaid expenses                                                                 29,089           (19,574)
       Taxes receivable                                                                     --           (73,110)
       Other assets                                                                      3,233            (1,079)
       Accounts payable                                                                229,104           (37,365)
       Other accrued liabilities                                                      (276,429)         (106,984)
                                                                                  ------------      ------------
Net cash flows from operating activities                                             2,605,495         2,338,339
                                                                                  ------------      ------------
Cash flows from investing activities:
   Purchase of rental units and equipment                                           (2,132,949)       (1,867,437)
   Additions to property and equipment                                                (256,505)         (100,635)
   Proceeds from sale of property and equipment                                          5,737            30,653
   Asset purchase net of cash acquired                                                      --          (443,579)
   Proceeds from sale of assets                                                             --           330,382
                                                                                  ------------      ------------
Net cash flows used in investing activities                                         (2,383,717)       (2,050,616)
                                                                                  ------------      ------------
Cash flows from financing activities:
   Proceeds from notes payable                                                         200,000           300,000
   Repayment of notes payable                                                         (503,828)       (1,203,514)
   Treasury stock purchase                                                                  --            (2,580)
                                                                                  ------------      ------------
Net cash flows used in financing activities                                           (303,828)         (906,094)
                                                                                  ------------      ------------
Cash and cash equivalents at beginning of period                                       506,175         1,118,796
                                                                                  ------------      ------------
Cash and cash equivalents at end of period                                        $    424,125      $    500,425
                                                                                  ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the three months ended October 31, 2002

                                       COMMON STOCK                             TREASURY STOCK                            TOTAL
                                --------------------------    PAID-IN     ---------------------------   ACCUMULATED    STOCKHOLDERS'
                                   SHARES        AMOUNT       CAPITAL        SHARES         AMOUNT        DEFICIT        EQUITY
                                ------------  ------------  ------------  ------------   ------------   ------------   ------------

Balance at July 31, 2002           1,756,917  $     17,569  $ 16,151,428      (104,345)  $   (563,083)  $ (7,482,199)  $  8,123,715

Stock option
   compensation expense                                            4,756                                                      4,756

Net loss for the three months
   ended October 31, 2002                 --            --            --            --             --       (236,690)      (236,690)
                                ------------  ------------  ------------  ------------   ------------   ------------   ------------

Balance at October 31, 2002        1,756,917  $     17,569  $ 16,156,184      (104,345)  $   (563,083)  $ (7,718,889)  $  7,891,781
                                ============  ============  ============  ============   ============   ============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     REFERENCE TO PREVIOUS DISCLOSURES

       The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Form 10-K, particularly with regard to disclosure relating to significant accounting policies. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.     EARNINGS PER COMMON SHARE

       Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three months ended October 31, 2002 and 2001, 189,590 and 233,565 shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

3.     RENTAL MERCHANDISE

       Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement, generally ranging from 12 to 36 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

       Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the three months ended October 31, 2002 and 2001, $471,746 and $371,802, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of income.

4.     NOTES PAYABLE

       On October 31, 2002, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from October 1, 2003 to May 31, 2004 and modified the interest rate, minimum tangible net worth provision, and minimum interest coverage ratio. The amendment adds a minimum year to date profitability requirement. At August 31 and September 30, the Company was in violation of the minimum tangible net worth provision of the Agreement. The Company obtained a waiver of such violations from the lender.

       On December 13, 2002, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from November 1, 2003 to May 31, 2004.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.     NEW ACCOUNTING STANDARDS

       Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangibles assets subsequent to their acquisition. The Company's consolidated balance sheet included goodwill, net of accumulated amortization, totaling $1,225,295, which is related to its various store acquisitions. Bestway applied the provisions of SFAS 142 on August 1, 2002 and discontinued amortization of goodwill.

       In accordance with SFAS 142, goodwill is subject to an annual impairment test at the business segment level. Based on the initial impairment test conducted as of August 1, 2002, the Company does not believe goodwill is impaired.

       Bestway's adoption of SFAS 142 had no effect on the Company's acquired identifiable intangible assets that are subject to amortization. During the three months ended October 31, 2002, the Company recorded total amortization expense of $42,960.

       The following pro forma financial information compares the Company's net losses for the three months ended October 31, 2002 and 2001 had the provisions of SFAS 142 been applied on August 1, 2001:

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                     2002              2001
                                                 ------------      ------------
Reported net loss                                    (236,690)         (191,882)
Goodwill amortization                                      --            63,088
                                                 ------------      ------------
   Adjusted net loss                                 (236,690)         (128,794)

Basic and diluted earnings per share:
   Reported net loss                             $      (0.14)     $      (0.11)
   Goodwill amortization                                   --      $       0.04
                                                 ------------      ------------
     Adjusted net loss                           $      (0.14)     $      (0.07)

   Weighted average shares outstanding              1,652,572         1,685,539

       In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS 146 to have a material impact on the Company's results of operations or its financial position.

BESTWAY, INC.                                                          FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Report on Form 10-Q and the foregoing Management's Discussion and analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to open or acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such opened or acquired stores and to integrate such acquired stores into the Company's operations, and (iii) the impact of state and federal laws regulating or otherwise affecting rental-purchase transactions, (iv) the impact of general economic conditions in the United States and (v) the impact of terrorist activity, threats or terrorist activity and responses thereto on the economy in general and the rental-purchase industry in particular. Undue reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

BESTWAY, INC.                                                          FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                                   THREE MONTHS ENDED
                                                                      OCTOBER 31,
                                                            -------------------------------
                                                                2002               2001
                                                            ------------       ------------
Revenues:
     Rental income                                                  96.6%              97.5%
     Sales of merchandise                                            3.4                2.5
                                                            ------------       ------------
       Total revenues                                              100.0              100.0
                                                            ------------       ------------
Cost and operating expenses:
     Depreciation and amortization:
       Rental merchandise                                           19.6               20.3
       Other                                                         4.5                5.5
     Cost of merchandise sold                                        4.3                2.4
     Salaries and wages                                             29.5               29.5
     Advertising                                                     4.7                4.9
     Occupancy                                                       7.1                8.1
     Other operating expenses                                       32.1               30.5
     Interest expense                                                2.1                2.9
     Loss (gain) on sale of property and equipment                    --                 --
     Gain on sale of assets                                           --               (0.8)
                                                            ------------       ------------
       Total cost and operating expenses                           103.9              103.3
                                                            ------------       ------------
Loss before income taxes                                            (3.9)              (3.3)
                                                            ------------       ------------
     Income tax benefit                                             (1.0)              (1.0)
                                                            ------------       ------------
       Net loss                                                     (2.9)%             (2.3)%
                                                            ============       ============

BESTWAY, INC.                                                          FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

       COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

       For the three months ended October 31, 2002 compared to the three months ended October 31, 2001, total revenue decreased $177,543, or 2.1% to $8,272,962 from $8,450,505. The decrease in total revenue was primarily due to the consolidation or sale of fourteen store locations in fiscal year 2002, offset by increased revenues in same stores. Revenue decreased $939,134, or 529.0% due to the consolidation or sale of stores in fiscal year 2002. Revenue from same stores increased $761,591 or 10.1% and accounted for 429.0% of the change in revenue. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire three months ended October 31, 2002 and 2001. This improvement was primarily attributable to an increase in the number of customers served, the number of agreements on rent, as well as revenue earned per agreement on rent.

       Total costs and operating expenses decreased $132,831, or 1.5% to $8,593,876 from $8,726,707 and increased .6% as a percentage of total revenue to 103.9% from 103.3%. In fiscal year 2002, the Company sold, or consolidated fourteen under-performing stores and implemented a program to reduce operating expenses at the store and corporate level. In addition, the Company has implemented strategies to improve profitability, including reviewing the Company's product offerings and price value relationships.

       Depreciation of rental merchandise decreased $94,815, or 5.5% to $1,620,547 from $1,715,362 and decreased .7% as a percentage of total revenue to 19.6% from 20.3%. The decrease as a percentage of revenues was primarily due to increased rental rates. Other depreciation and amortization decreased $95,846, or 20.5% to $372,537 from $468,383 and decreased 1.0% as a percentage of total revenue to 4.5% from 5.5%. Under SFAS 142, amortization of goodwill ceased effective August 1, 2002.

       Cost of merchandise sold increased $148,187, or 72.6% to $352,240 from $204,053 and increased 1.9% as a percentage of total revenue to 4.3% from 2.4%. The increase was a result of an increase in the number of items sold in the quarter ending October 31, 2002 compared to the quarter ending October 31, 2001. The Company undertook a merchandise reduction sales initiative to dispose of lower margin merchandise. During the quarter ending October 31, 2002, the Company recorded merchandise sales of $278,771 with a remaining value of $352,240, or a loss of $73,469. During the quarter ending October 31, 2001, the Company recorded merchandise sales of $208,970 with a remaining value of $204,053, or a margin of $4,917.

       Salaries and wages decreased $49,575, or 2.0% to $2,444,473 from $2,494,048 and remained at 29.5% as a percentage of total revenue. The decrease was primarily attributable to salaries and wages associated with the consolidation or sale of fourteen under-performing stores in fiscal year 2002, offset by increased same store level labor costs.

BESTWAY, INC.                                                          FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

       Advertising expense decreased $30,761, or 7.4% to $384,990 from $415,751 and as a percentage of total revenue decreased .2% to 4.7% from 4.9%. The decrease is primarily attributable to advertising expense associated with the consolidation or sale of fourteen under-performing stores in fiscal year 2002, offset by increased same store level advertising costs.

       Occupancy expense decreased $92,396, or 13.6% to $589,060 from $681,456. The decrease is primarily due to occupancy expense associated with the consolidation or sale of fourteen under-performing stores in fiscal year 2002. Occupancy expense as a percentage of total revenue decreased 1.0% to 7.1% from 8.1% primarily due to the increase in same store revenues.

       Other operating expenses increased $77,653, or 3.0% to $2,654,078 from $2,576,425 and as a percentage of total revenue increased 1.6% to 32.1% from 30.5%. Other operating expenses increased approximately $200,000 due to increases in rental merchandise write-offs, rental merchandise repairs, and group medical and dental insurance costs. Other operating expenses decreased approximately $130,000 in connection with a legal settlement.

       Interest expense decreased $72,760, or 29.3% to $175,165 from $247,925 and as a percentage of total revenue decreased .8% to 2.1% from 2.9%. The decrease in interest is primarily attributable to decreased indebtedness and a lower effective interest rate.

       For the quarter ended October 31, 2002 compared to the quarter ended October 31, 2001, loss before income taxes increased $44,712, or 16.2% to a loss of $320,914 compared to a loss of $276,202. Loss from operations before income taxes as a percentage of total revenue increased .6% to 3.9% compared to 3.3% primarily attributable to increases in write-offs of rental merchandise and same store level labor costs.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the three months ending October 31, 2002, the Company's net cash flows from operating activities was $2,605,495 as compared to $2,338,339 for the three months ending October 31, 2001. The increase in cash provided by operations was primarily due to decreased outflow for working capital commitments.

       For the three months ending October 31, 2002, the Company's net cash flows used in investing activities was $2,383,717 as compared to $2,050,616 for the three months ending October 31, 2001. The Company's investing activities reflects a $265,512 increase in the purchase of rental units and a $155,870 increase in purchases of property and equipment. The increase in the amount of rental merchandise purchased during the quarter ending October 31, 2002 is a result of strong consumer demand. The increase in property and equipment purchased during the quarter ending October 31, 2002 is a result of purchasing laser printers and copy machines in all stores, remodeling one store, and relocating one store.

       For the three months ending October 31, 2002, the Company's net cash flow used in financing activities was $303,828 as compared to $906,094 for the three months ending October 31, 2001. The decrease in financing activities principally reflects decreased repayments of the Company's debt.

BESTWAY, INC.                                                          FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

       On October 31, 2002, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from October 1, 2003 to May 31, 2004 and modified the interest rate, minimum tangible net worth provision, and minimum interest coverage ratio. The amendment adds a minimum year to date profitability requirement. At August 31 and September 30, the Company was in violation of the minimum tangible net worth provision of the Agreement. The Company obtained a waiver of such violations from the lender.

       On December 13, 2002, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from November 1, 2003 to May 31, 2004.

       The Company's capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company's primary source of liquidity and capital are from operations and borrowings. For the three months ending October 31, 2002, the Company has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available credit of $3,430,617 under the Revolving Credit Loan Agreement provide adequate resources to meet the Company's future cash obligations.

       INFLATION

       Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

       RECENTLY ISSUED ACCOUNTING PRINCIPLE

       In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS 146 to have a material impact on the Company's results of operations or its financial position.

ITEM 4. CONTROLS AND PROCEDURES

       Within the 90-day period to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

       No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

BESTWAY, INC.                                                          FORM 10-Q


PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a) Exhibits required by Item 601 of Regulation S-K

         10.13* Tenth Amendment to the First Amended and restated Revolving Credit Loan, dated October 31, 2002, by and between Bestway and Comerica Bank-Texas, incorporated by reference to Bestway's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

         10.14* Extension Agreement for the First Amended and Restated Promissory Note, dated December 13, 2002, between O'Donnell and Masur, L.P. and Bestway, incorporated by reference to Bestway's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

         99.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------

*Filed herewith

         (b) Report on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended October 31, 2002.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BESTWAY, INC.



December 16, 2002


                               /s/ Beth A. Durrett
                ------------------------------------------------
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)

BESTWAY, INC.                                                          FORM 10-Q


                                  CERTIFICATION

I, David A. Kraemer, Chief Executive Officer of Bestway, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Bestway, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Bestway, Inc. as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002                      By: /s/ David A. Kraemer
                                                 -------------------------------
                                                 Name: David A. Kraemer
                                                 Title: Chief Executive Officer

BESTWAY, INC.                                                       FORM 10-Q


                                  CERTIFICATION

I, Beth A. Durrett, Chief Financial Officer of Bestway, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Bestway, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Bestway, Inc. as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 16, 2002                      By: /s/ Beth A. Durrett
                                                 -------------------------------
                                                 Name: Beth A. Durrett
                                                 Title: Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
         10.13*   Tenth Amendment to the First Amended and restated Revolving
                  Credit Loan, dated October 31, 2002, by and between Bestway and Comerica Bank-Texas, incorporated by reference to
                  Bestway's Quarterly Report on Form 10-Q for the quarter ended
                  October 31, 2002.

         10.14*   Extension Agreement for the First Amended and Restated
                  Promissory Note, dated December 13, 2002, between O'Donnell and Masur, L.P. and Bestway incorporated by reference to Bestway's Quarterly Report on Form 10-Q for the quarter ended
                  October 31, 2002.

         99.1*    Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.

         99.2*    Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.


----------

*Filed herewith