Form 10-Q
period 2003-01-31
BESTWAY INC
filed 2003-03-17
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2003


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

         The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 2003, was 1,677,572.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                January 31, 2003


PART I - FINANCIAL INFORMATION                                                                           PAGE NOS.
                                                                                                         ---------

     ITEM 1.      Financial Statements

                  a)    Condensed Consolidated Balance Sheets as of
                        January 31, 2003 (unaudited) and July 31, 2002                                     3

                  b)    Condensed Consolidated Statements of Operations
                        for the Three and Six Months Ended January 31, 2003
                        and 2002 (unaudited)                                                               4

                  c)    Condensed Consolidated Statements of Cash Flows
                        for the Six Months Ended January 31, 2003
                        and 2002 (unaudited)                                                               5

                  d)    Condensed Consolidated Statement of Stockholders' Equity
                        for the Six Months Ended January 31, 2003 (unaudited)                              6

                  e)    Notes to the Unaudited Condensed Consolidated Financial Statements                 7

     ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    10

     ITEM 4.      Controls and Procedures                                                                  17

PART II - OTHER INFORMATION

     ITEM 6.      Exhibits and Reports on Form 8-K, Signatures                                             18

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                       (UNAUDITED)
                                                                       JANUARY 31,        JULY 31,
                                                                          2003              2002
                                                                      ------------      ------------
ASSETS

Cash and cash equivalents                                             $    461,624      $    506,175
Prepaid expenses                                                           229,205           312,925
Taxes receivable                                                            24,172           159,585
Deferred income taxes                                                      600,013           483,075
Other assets                                                                47,674            52,032

Rental merchandise, at cost                                             22,164,986        22,730,226
    less accumulated depreciation                                        8,293,765         9,289,369
                                                                      ------------      ------------

                                                                        13,871,221        13,440,857
                                                                      ------------      ------------

Property and equipment, at cost                                          8,985,409         9,060,208
    less accumulated depreciation                                        5,678,411         5,393,259
                                                                      ------------      ------------

                                                                         3,306,998         3,666,949
                                                                      ------------      ------------

Employee advance                                                           922,222           988,889
Non-competes, net of amortization                                          382,716           468,631
Goodwill, net of amortization                                            1,225,295         1,225,295
                                                                      ------------      ------------

        Total assets                                                  $ 21,071,140      $ 21,304,413
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                      $    977,919      $    671,365
Accrued interest - related parties                                          20,667            20,667
Other accrued liabilities                                                  938,635         1,521,474
Notes payable-related parties                                            3,000,000         3,000,000
Notes payable-other                                                      8,059,439         7,967,192

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                         --                --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,781,917 issued at January 31, 2003 and 1,756,917 issued
      at July 31, 2002                                                      17,819            17,569
    Paid-in capital                                                     16,296,015        16,151,428
    Less treasury stock, at cost, 104,345 at January 31, 2003 and
      July 31, 2002                                                       (563,083)         (563,083)
    Accumulated deficit                                                 (7,676,271)       (7,482,199)
                                                                      ------------      ------------

        Total stockholders' equity                                       8,074,480         8,123,715
                                                                      ------------      ------------

           Total liabilities and stockholders' equity                 $ 21,071,140      $ 21,304,413
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

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                                    (UNAUDITED)
                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JANUARY 31,                       JANUARY 31,
                                            2003              2002              2003              2002
                                        ------------      ------------      ------------      ------------

Revenues:
    Rental and fees                     $  8,502,669      $  8,313,962      $ 16,496,860      $ 16,555,497
    Sales of merchandise                     391,591           179,888           670,362           388,858
                                        ------------      ------------      ------------      ------------

                                           8,894,260         8,493,850        17,167,222        16,944,355
                                        ------------      ------------      ------------      ------------

Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                   1,728,322         1,706,358         3,348,869         3,421,720
      Other                                  379,407           464,628           751,944           933,011
    Cost of merchandise sold                 427,584           157,768           779,824           361,821
    Salaries and wages                     2,662,915         2,445,020         5,107,388         4,939,068
    Advertising                              427,932           384,780           812,923           800,531
    Occupancy                                593,122           650,436         1,182,182         1,331,892
    Other operating expenses               2,499,317         2,551,652         5,153,395         5,128,077
    Interest expense                         175,103           199,127           350,268           447,052
    (Gain) loss on sale of property
      and equipment                           (9,347)              962            (8,561)           (4,609)
    (Gain) loss on sale of assets                 --            15,233                --           (55,892)
                                        ------------      ------------      ------------      ------------

                                           8,884,355         8,575,964        17,478,232        17,302,671
                                        ------------      ------------      ------------      ------------

Income (loss) before income taxes              9,905           (82,114)         (311,010)         (358,316)
                                        ------------      ------------      ------------      ------------

    Income tax benefit                       (32,714)           (8,391)         (116,938)          (92,711)
                                        ------------      ------------      ------------      ------------

Net income (loss)                       $     42,619      $    (73,723)     $   (194,072)     $   (265,605)
                                        ------------      ------------      ------------      ------------

Basic net income (loss) per share       $        .03      $       (.04)     $       (.12)     $       (.16)
                                        ============      ============      ============      ============

Diluted net income (loss) per share     $        .02      $       (.04)     $       (.12)     $       (.16)
                                        ============      ============      ============      ============

Weighted average common
    shares outstanding                     1,671,705         1,655,272         1,662,139         1,670,405
                                        ============      ============      ============      ============

Diluted weighted average common
    shares outstanding                     1,752,091         1,655,272         1,662,139         1,670,405
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

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              (UNAUDITED)
                                                                            SIX MONTHS ENDED
                                                                      JANUARY 31,       JANUARY 31,
                                                                         2003              2002
                                                                     ------------      ------------
Cash flows from operating activities:
    Net loss                                                         $   (194,072)     $   (265,605)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                   4,100,813         4,354,731
        Net book value of rental units retired                          1,814,993         1,488,357
        Gain on sale of property and equipment                             (8,561)           (4,609)
        Gain on sale of assets                                                 --           (55,892)
        Deferred income taxes                                            (116,938)          (92,711)
        Non-cash compensation expense                                      72,154                --
    Changes in operating assets and liabilities other than cash:
        Prepaid expenses                                                   83,720           (63,848)
        Taxes receivable                                                  135,413           (87,110)
        Other assets                                                        4,358             8,671
        Accounts payable                                                  109,453          (238,717)
        Other accrued liabilities                                        (582,839)         (131,668)
                                                                     ------------      ------------

Net cash flows provided by operating activities                         5,418,494         4,911,599
                                                                     ------------      ------------

Cash flows from investing activities:
    Purchase of rental units and equipment                             (5,397,129)       (4,435,773)
    Additions to property and equipment                                  (308,870)         (139,079)
    Proceeds from sale of property and equipment                           11,357            31,253
    Asset purchase net of cash acquired                                        --          (619,911)
    Proceeds from sale of assets                                               --           759,583
                                                                     ------------      ------------

Net cash flows used in investing activities                            (5,694,642)       (4,403,927)
                                                                     ------------      ------------

Cash flows from financing activities:
    Proceeds from notes payable                                           800,000           850,000
    Repayment of notes payable                                           (707,753)       (1,657,106)
    Treasury stock purchase                                                    --          (253,857)
    Stock options exercised                                               139,350                --
                                                                     ------------      ------------

Net cash flows provided by (used) in financing activities                 231,597        (1,060,963)
                                                                     ------------      ------------

Cash and cash equivalents at beginning of period                          506,175         1,118,796
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $    461,624      $    565,505
                                                                     ============      ============



        The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

For the six months ended January 31, 2003 (Unaudited)

                                   COMMON STOCK                              TREASURY STOCK                            TOTAL
                             --------------------------    PAID-IN     ---------------------------    ACCUMULATED   STOCKHOLDERS'
                                SHARES        AMOUNT       CAPITAL        SHARES         AMOUNT         DEFICIT        EQUITY
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------

Balance at July 31, 2002        1,756,917  $     17,569  $ 16,151,428      (104,345)  $   (563,083)  $ (7,482,199)  $  8,123,715

Stock options exercised            25,000           250       139,100            --             --             --        139,350

Stock option
    compensation expense                                        5,487                                                      5,487

Net loss for the six months
    ended January 31, 2003             --            --            --            --             --       (194,072)      (194,072)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------

Balance at January 31, 2003     1,781,917  $     17,819  $ 16,296,015      (104,345)  $   (563,083)  $ (7,676,271)  $  8,074,480
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

2.     EARNINGS PER COMMON SHARE

       Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the six months ended January 31, 2003 and for the three and six months ended January 31, 2002, 265,595 and 235,193 shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

3.     RENTAL MERCHANDISE

       Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement, generally ranging from 12 to 36 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

       Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the six months ended January 31, 2003 and 2002, $887,347 and $941,306, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of operations.

4.     NOTES PAYABLE

       On October 31, 2002, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from October 1, 2003 to May 31, 2004 and modified the interest rate, minimum tangible net worth provision, and minimum interest coverage ratio. The amendment adds a minimum year to date profitability requirement. At August 31, 2002 and September 30, 2002 the Company was in violation of the minimum tangible net worth provision of the Agreement. The Company obtained a waiver of such violations from the lender and has been in compliance thereafter.

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

5.     NEW ACCOUNTING STANDARDS

       Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. The Company's consolidated balance sheet included goodwill, net of accumulated amortization, totaling $1,225,295, which is related to various store acquisitions. Bestway applied the provisions of SFAS 142 on August 1, 2002 and discontinued amortization of goodwill.

       In accordance with SFAS 142, goodwill is subject to an annual impairment test. Based on the initial impairment test conducted as of August 1, 2002, the Company does not believe goodwill is impaired.

       The Company's adoption of SFAS 142 had no effect on the Company's acquired identifiable intangible assets that are subject to amortization. During the three and six months ended January 31, 2003, the Company recorded total amortization expense of $42,960 and $85,919, respectively.

       The following pro forma financial information compares the Company's net income (loss) for the three and six months ended January 31, 2003 and 2002 had the provisions of SFAS 142 been applied on August 1, 2001:

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                         ----------------------------     -----------------------------
                                                  JANUARY 31,                     JANUARY 31,
                                             2003            2002             2003             2002
                                         ------------    ------------     ------------     ------------

Reported net income (loss)               $     42,619    $    (73,723)    $   (194,072)    $   (265,605)
Goodwill amortization                              --          63,087               --          126,175
                                         ------------    ------------     ------------     ------------

   Adjusted net income (loss)                  42,619         (10,636)        (194,072)        (139,430)

Basic and diluted earnings per share:
   Reported net income (loss)                     .03            (.04)            (.12)            (.16)
   Goodwill amortization                           --             .03               --              .08
                                         ------------    ------------     ------------     ------------

     Adjusted net income (loss)          $        .03    $       (.01)    $       (.12)    $       (.08)

   Weighted average common shares
     outstanding                            1,671,705       1,655,272        1,662,139        1,670,405
                                         ============    ============     ============     ============

   Diluted weighted average common
     shares outstanding                     1,752,091       1,655,272        1,662,139        1,670,405
                                         ============    ============     ============     ============

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS 146 to have a material impact on the Company's results of operations or its financial position.

       In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on its consolidated financial statements.

       In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends SFAS No. 123, Accounting for Stock Based Compensation ("SFAS 123") to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both year-end and interim financial statements. The annual disclosure provisions will be effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financials reports containing financial statements for interim periods beginning after December 15, 2002. The Company intends to adopt the disclosure-only provisions of SFAS 148 for the interim period ending April 30, 2003. At the present time the Company does not intend to adopt the fair value based method.

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

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JANUARY 31,                        JANUARY 31,
                                            ------------------------------      ------------------------------
                                                2003              2002              2003              2002
                                            ------------      ------------      ------------      ------------

Revenues:
     Rental and fees                                95.6%             97.9%             96.1%             97.7%
     Sales of merchandise                            4.4               2.1               3.9               2.3
                                            ------------      ------------      ------------      ------------

       Total revenues                              100.0             100.0             100.0             100.0
                                            ------------      ------------      ------------      ------------

Cost and operating expenses:
     Depreciation and amortization:
       Rental merchandise                           19.4              20.1              19.5              20.2
       Other                                         4.3               5.5               4.4               5.5
     Cost of merchandise sold                        4.8               1.9               4.5               2.1
     Salaries and wages                             29.9              28.8              29.8              29.1
     Advertising                                     4.8               4.5               4.7               4.7
     Occupancy                                       6.7               7.7               6.9               7.9
     Other operating expenses                       28.1              30.0              30.0              30.3
     Interest expense                                2.0               2.3               2.0               2.6
     (Gain) loss on sale of property
       and equipment                                (0.1)               --                --                --
     (Gain) loss on sale of assets                    --               0.2                --              (0.3)
                                            ------------      ------------      ------------      ------------

       Total cost and operating expenses            99.9             101.0             101.8             102.1
                                            ------------      ------------      ------------      ------------

Income (loss) before income taxes                    0.1              (1.0)             (1.8)             (2.1)
                                            ------------      ------------      ------------      ------------

     Income tax benefit                             (0.4)             (0.1)             (0.7)             (0.5)
                                            ------------      ------------      ------------      ------------

       Net income (loss)                             0.5%             (0.9)%            (1.1)%            (1.6)%
                                            ============      ============      ============      ============

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

       On July 8, 2002, the Company announced the appointment of a new President and Chief Executive Officer who, among other things, implemented a change in the Company's operating philosophy to eliminate lower margin product lines, focus on higher revenue merchandise, and increase the Company's investment in store personnel and advertising. As a result, the Company experienced increased same store revenues and improved product margins in the quarter and six-month period.

       COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2003 AND 2002

       For the three months ended January 31, 2003 compared to the three months ended January 31, 2002, total revenue increased $400,410, or 4.7% to $8,894,260 from $8,493,850. The increase in total revenue was due to increased revenues in same stores, offset by the consolidation or sale of fourteen store locations in fiscal year 2002. Revenue from same stores increased $1,170,142 or 15.1% and accounted for 292.2% of the change in revenue. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire three months ended January 31, 2003 and 2002. The improvement was primarily attributable to an increase in the number of customers served, the number of agreements on rent, as well as revenue earned per agreement on rent. Revenue decreased $769,732, or 192.2% due to the consolidation or sale of stores in fiscal year 2002.

       Total costs and operating expenses increased $308,391, or 3.6% to $8,884,355 from $8,575,964 and decreased 1.1% as a percentage of total revenue to 99.9% from 101.0%. In fiscal year 2002, the Company sold or consolidated fourteen under-performing stores. In addition, the Company has implemented strategies to improve profitability, including reviewing the Company's product offerings and price value relationships.

       Depreciation of rental merchandise increased $21,964, or 1.3% to $1,728,322 for the three months ended January 31, 2003 from $1,706,358 in 2002. Depreciation of rental merchandise expressed as a percentage of rental income excluding fees decreased .7% to 24.6% from 25.3% in 2002. This decrease is primarily attributable to improved product margins due to enhanced rental rates and turns. Other depreciation and amortization decreased $85,221, or 18.3% to $379,407 from $464,628 and decreased 1.2%
       as a percentage of total revenue to 4.3% from 5.5%. Under SFAS 142, amortization of goodwill ceased effective August 1, 2002.

       Cost of merchandise sold increased $269,816, or 171.0% to $427,584 from $157,768 and increased 2.9% as a percentage of total revenue to 4.8% from 1.9%. The increase was a result of an increase in the number of items sold in the quarter ending January 31, 2003 compared to the quarter ending January 31, 2002. The Company undertook a merchandise reduction sales initiative to dispose of lower margin merchandise. During the quarter ending January 31, 2003, the Company recorded merchandise sales of $391,591 with a remaining value of $427,584, or a loss of $35,993. During the quarter ending January 31, 2002, the Company recorded merchandise sales of $179,888 with a remaining value of $157,768, or a margin of $22,120.

       Salaries and wages increased $217,895, or 8.9% to $2,662,915 from $2,445,020 and increased 1.1% as a percentage of total revenue to 29.9% from 28.8%. The increase was primarily attributable to increased same store level labor costs of approximately $377,000, offset by salaries and wages associated with the consolidation or sale of fourteen stores in fiscal year 2002.

BESTWAY, INC.                                                          FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

       Advertising expense increased $43,152, or 11.2% to $427,932 from $384,780 and as a percentage of total revenue increased .3% to 4.8% from 4.5%. The increase is primarily attributable to increased same store level advertising costs of approximately $122,000, offset by the consolidation or sale of fourteen stores in fiscal year 2002.

       Occupancy expense decreased $57,314, or 8.8% to $593,122 from $650,436. The decrease is primarily due to occupancy expense associated with the consolidation or sale of fourteen stores in fiscal year 2002. Occupancy expense as a percentage of total revenue decreased 1.0% to 6.7% from 7.7% primarily due to the increase in same store revenue.

       Other operating expenses decreased $52,335, or 2.1% to $2,499,317 from $2,551,652 and as a percentage of total revenue decreased 1.9% to 28.1% from 30.0%. The decrease was primarily attributable to other operating expenses associated with the consolidation or sale of fourteen stores in fiscal year 2002, offset by increased same store other operating expenses of approximately $232,000.

       Interest expense decreased $24,024, or 12.1% to $175,103 from $199,127 and as a percentage of total revenue decreased .3% to 2.0% from 2.3%. The decrease in interest is primarily attributable to decreased indebtedness and a lower effective interest rate.

       Income before income taxes increased by $92,019, or 112.1% to income of $9,905 for the three months ended January 31, 2003 compared to a loss of $82,114 in 2002. Income before income taxes as a percentage of total revenue increased to .1% for the three months ended January 31, 2003, from a loss of 1.0% in 2002. This increase is attributable to the increase in same store revenues in 2003 as compared to 2002 coupled with the realization of our margin enhancement initiatives, and the reduction of intangible amortization expense as discussed above.

       COMPARISON OF SIX MONTH ENDED JANUARY 31, 2003 AND 2002

       For the six months ended January 31, 2003 compared to the six months ended January 31, 2002, total revenue increased $222,867, or 1.3% to $17,167,222 from $16,944,355. The increase in total revenue was due to increased revenues in same stores, offset by the consolidation or sale of fourteen store locations in fiscal year 2002. Revenue from same stores increased $1,931,734 or 12.7% and accounted for 866.7% of the change in revenue. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire six months ended January 31, 2003 and 2002. The improvement was primarily attributable to an increase in the number of customers served, the number of agreements on rent, as well as revenue earned per agreement on rent. Revenue decreased $1,708,867, or 766.7% due to the consolidation or sale of stores in fiscal year 2002.

       Total costs and operating expenses increased $175,561, or 1.0% to $17,478,232 from $17,302,671 and decreased .3% as a percentage of total revenue to 101.8% from 102.1%. In fiscal year 2002, the Company sold or consolidated fourteen under-performing stores. In addition, the Company has implemented strategies to improve profitability, including reviewing the Company's product offerings and price value relationships.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

       Depreciation of rental merchandise decreased $72,851, or 2.1% to $3,348,869 for the six months ended January 31, 2003 from $3,431,720 in 2002. Depreciation of rental merchandise expressed as a percentage of rental income excluding fees decreased .6% to 24.7% from 25.3% in 2002. This decrease is primarily attributable to improved product margins due to enhanced rental rates and turns. Other depreciation and amortization decreased $181,067, or 19.4% to $751,944 from $933,011 and decreased 1.1%
       as a percentage of total revenue to 4.4% from 5.5%. Under SFAS 142, amortization of goodwill ceased effective August 1, 2002.

       Cost of merchandise sold increased $418,003, or 115.5% to $779,824 from $361,821 and increased 2.4% as a percentage of total revenue to 4.5% from 2.1%. The increase was a result of an increase in the number of items sold in the six months ending January 31, 2003 compared to the six months ending January 31, 2002. The Company undertook a merchandise reduction sales initiative to dispose of lower margin merchandise. During the six months ending January 31, 2003, the Company recorded merchandise sales of $670,362 with a remaining value of $779,824, or a loss of $109,462. During the six months ending January 31, 2002, the Company recorded merchandise sales of $388,858 with a remaining value of $361,821, or a margin of $27,037.

       Salaries and wages increased $168,320, or 3.4% to $5,107,388 from $4,939,068 and increased .7% as a percentage of total revenue to 29.8% from 29.1%. The increase was primarily attributable to increased same store level labor costs of approximately $619,000, offset by salaries and wages associated with the consolidation or sale of fourteen stores in fiscal year 2002.

       Advertising expense increased $12,392, or 1.5% to $812,923 from $800,531 and as a percentage of total revenue remained constant at 4.7%. The increase is primarily attributable to increased same store level advertising costs of approximately $183,000, offset by the consolidation or sale of fourteen stores in fiscal year 2002.

       Occupancy expense decreased $149,710, or 11.2% to $1,182,182 from $1,331,892. The decrease is primarily due to occupancy expense associated with the consolidation or sale of fourteen stores in fiscal year 2002. Occupancy expense as a percentage of total revenue decreased 1.0% to 6.9% from 7.9% primarily due to the increase in same store revenue.

       Other operating expenses increased $25,318, or .5% to $5,153,395 from $5,128,077 and as a percentage of total revenue decreased .3% to 30.0% from 30.3%. Other operating expenses increased approximately $693,000 due to increased other operating expenses in same stores, offset by the consolidation or sale of fourteen store locations in fiscal year 2002.

       Interest expense decreased $96,784, or 21.6% to $350,268 from $447,052 and as a percentage of total revenue decreased .6% to 2.0% from 2.6%. The decrease in interest is primarily attributable to decreased indebtedness and a lower effective interest rate.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

       Loss before income taxes decreased by $47,306 to a loss of $311,010 for the six months ended January 31, 2003 compared to loss of $358,316 in 2002. Loss before income taxes as a percentage of total revenue decreased to 1.8% for the six months ended January 31, 2003, from a loss of 2.1% in 2002. This decrease is attributable to the increase in same store revenues in 2003 as compared to 2002 coupled with the realization of our margin enhancement initiatives, and reduction of intangible amortization expense as discussed above.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       For the six months ending January 31, 2003, the Company's net cash flows from operating activities was $5,418,494 as compared to $4,911,599 for the six months ending January 31, 2002. The increase in cash provided by operations was primarily due to increased revenues and decreased outflow for working capital commitments.

       For the six months ending January 31, 2003, the Company's net cash flows used in investing activities was $5,694,642 as compared to $4,403,927 for the six months ending January 31, 2002. The Company's investing activities reflects a $961,356 increase in the purchase of rental units and a $169,791 increase in purchases of property and equipment. The increase in the amount of rental merchandise purchased during the six months ending January 31, 2003 is a result of strong consumer demand. The increase in property and equipment purchased during the six months ending January 31, 2003 is a result of purchasing laser printers and copy machines in all stores, remodeling two stores, and relocating one store.

       For the six months ending January 31, 2003, the Company's net cash flow provided by financing activities was $231,597 as compared to net cash flows used in financing activities of $1,060,963 for the six months ending January 31, 2002. The decrease in financing activities principally reflects decreased repayments of the Company's debt.

       On October 31, 2002, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from October 1, 2003 to May 31, 2004 and modified the interest rate, minimum tangible net worth provision, and minimum interest coverage ratio. The amendment adds a minimum year to date profitability requirement. At August 31, 2002 and September 30, 2002 the Company was in violation of the minimum tangible net worth provision of the Agreement. The Company obtained a waiver of such violations from the lender and has been in compliance thereafter.

       On December 13, 2002, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from November 1, 2003 to May 31, 2004.

       The Company's capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company's primary source of liquidity and capital are from operations and borrowings. For the six months ending January 31, 2003, the Company has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available credit of $3,500,000 under the Revolving Credit Loan Agreement provide adequate resources to meet the Company's future cash obligations.

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

       RECENTLY ISSUED ACCOUNTING PRINCIPLES

       In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS 146 to have a material impact on the Company's results of operations or its financial position.

       In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on its consolidated financial statements.

       In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends SFAS No. 123, Accounting for Stock Based Compensation ("SFAS 123") to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The annual disclosure provisions will be effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company intends to adopt the disclosure-only provisions of SFAS 148 for the interim period ending April 30, 2003. The Company does not believe that SFAS 148 will have a material impact on its consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

         (a)      Exhibits required by Item 601 of Regulation S-K

                  99.1*    Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2*    Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                           ------------
                           *Filed herewith

         (b)      Report on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended January 31, 2003.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BESTWAY, INC.




March 17, 2003


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




Date:  March 17, 2003                By:   /s/ David A. Kraemer
                                        --------------------------------------
                                           Name:  David A. Kraemer
                                           Title:  Chief Executive Officer

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




Date:  March 17, 2003           By:   /s/ Beth A. Durrett
                                   -------------------------------------------
                                      Name:  Beth A. Durrett
                                      Title:  Chief Financial Officer

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

------------
*Filed herewith