Form 10-Q
period 2003-04-30
BESTWAY INC
filed 2003-06-16
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2003

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568

                                  BESTWAY, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             81-0332743
-------------------------------                             --------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

    7800 Stemmons Freeway, Suite 320                                   75247
----------------------------------------                           -------------
(Address of principal executive offices)                             (Zip Code)

                                 (214) 630-6655
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2003, was 1,677,572.

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                 April 30, 2003

                                                                                                   PAGE NOS.
                                                                                                   ---------
PART I - FINANCIAL INFORMATION

  ITEM 1.    Financial Statements

             a)    Condensed Consolidated Balance Sheets as of
                   April 30, 2003 (unaudited) and July 31, 2002                                        3

             b)    Condensed Consolidated Statements of Operations
                   for the Three and Nine Months Ended April 30, 2003
                   and 2002 (unaudited)                                                                4

             c)    Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended April 30, 2003
                   and 2002 (unaudited)                                                                5

             d)    Condensed Consolidated Statement of Stockholders' Equity
                   for the Nine Months Ended April 30, 2003 (unaudited)                                6

             e)    Notes to the Unaudited Condensed Consolidated Financial Statements                  7

  ITEM 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                    12

  ITEM 4.    Controls and Procedures                                                                  18

PART II - OTHER INFORMATION

  ITEM 6.    Exhibits and Reports on Form 8-K, Signatures                                             19

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
                                                                  APRIL 30,       JULY 31,
                                                                    2003            2002
                                                                ------------    ------------
ASSETS

Cash and cash equivalents                                       $    322,830    $    506,175
Prepaid expenses                                                     213,180         312,925
Taxes receivable                                                      24,172         159,585
Deferred income taxes                                                511,375         483,075
Other assets                                                          30,948          52,032

Rental merchandise, at cost                                       23,194,440      22,730,226
  less accumulated depreciation                                    8,340,239       9,289,369
                                                                ------------    ------------
                                                                  14,854,201      13,440,857
                                                                ------------    ------------

Property and equipment, at cost                                    8,983,085       9,060,208
  less accumulated depreciation                                    5,956,952       5,393,259
                                                                ------------    ------------
                                                                   3,026,133       3,666,949
                                                                ------------    ------------

Employee advance                                                     888,889         988,889
Non-competes, net of amortization                                    339,756         468,631
Goodwill, net of amortization                                      1,225,295       1,225,295
                                                                ------------    ------------
     Total assets                                               $ 21,436,779    $ 21,304,413
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                $  1,065,750    $    671,365
Accrued interest - related parties                                    20,000          20,667
Other accrued liabilities                                          1,075,132       1,521,474
Notes payable-related parties                                      3,000,000       3,000,000
Notes payable-other                                                8,055,409       7,967,192

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $10.00 par value,
    1,000,000 authorized, none issued                                      -               -
  Common stock, $.01 par value, 5,000,000 authorized,
    1,781,917 issued at April 30, 2003 and 1,756,917 issued
    at July 31, 2002                                                  17,819          17,569
  Paid-in capital                                                 16,294,918      16,151,428
  Less treasury stock, at cost, 104,345 at April 30, 2003 and
    July 31, 2002                                                   (563,083)       (563,083)
  Accumulated deficit                                             (7,529,166)     (7,482,199)
                                                                ------------    ------------
     Total stockholders' equity                                    8,220,488       8,123,715
                                                                ------------    ------------
        Total liabilities and stockholders' equity              $ 21,436,779    $ 21,304,413
                                                                ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)
                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                              APRIL 30,                      APRIL 30,
                                        2003           2002            2003            2002
                                    ------------   ------------    ------------    ------------
Revenues:
  Rental and fees                   $  8,864,582   $  8,176,532    $ 25,361,440    $ 24,732,029
  Sales of merchandise                   349,282        247,019       1,019,645         635,877
                                    ------------   ------------    ------------    ------------
                                       9,213,864      8,423,551      26,381,085      25,367,906
                                    ------------   ------------    ------------    ------------

Cost and operating expenses:
  Depreciation and amortization:
    Rental merchandise                 1,743,587      1,632,058       5,092,456       5,053,778
    Other                                375,044        436,300       1,126,988       1,369,311
  Cost of merchandise sold               339,328        221,584       1,119,152         583,405
  Salaries and wages                   2,581,090      2,190,094       7,688,478       7,129,162
  Advertising                            465,942        201,225       1,278,865       1,001,756
  Occupancy                              606,458        606,864       1,788,640       1,938,756
  Other operating expenses             2,696,548      2,314,555       7,849,943       7,442,632
  Interest expense                       168,648        178,465         518,916         625,517
  Loss (gain) on sale of property
    and equipment                          1,475        (11,534)         (7,086)        (16,143)
  Loss on sale of assets                       -        121,687               -          65,795
                                    ------------   ------------    ------------    ------------
                                       8,978,120      7,891,298      26,456,352      25,193,969
                                    ------------   ------------    ------------    ------------

Income (loss) before income taxes        235,744        532,253         (75,267)        173,937
                                    ------------   ------------    ------------    ------------
  Income tax expense (benefit)            88,638        230,746         (28,300)        138,035
                                    ------------   ------------    ------------    ------------

Net income (loss)                   $    147,106   $    301,507    $    (46,967)   $     35,902
                                    ------------   ------------    ------------    ------------

Basic earnings (loss) per share     $        .09   $        .19    $       (.03)   $        .02
                                    ============   ============    ============    ============

Diluted earnings (loss) per share   $        .08   $        .19    $       (.03)   $        .02
                                    ============   ============    ============    ============

Weighted average common
  shares outstanding                   1,677,572      1,622,272       1,667,283       1,654,361
                                    ============   ============    ============    ============

Diluted weighted average common
  shares outstanding                   1,813,456      1,622,302       1,667,283       1,655,530
                                    ============   ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         (UNAUDITED)
                                                                      NINE MONTHS ENDED
                                                                  APRIL 30,      APRIL 30,
                                                                    2003           2002
                                                                 -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                              $   (46,967)   $    35,902
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                6,219,444      6,423,089
      Net book value of rental units retired                       2,651,141      2,332,902
      Gain on sale of property and equipment                          (7,086)       (16,143)
      Loss on sale of assets                                               -         65,795
      Deferred income taxes                                          (28,300)       138,035
      Non-cash compensation expense                                  104,390              -
  Changes in operating assets and liabilities other than cash:
      Prepaid expenses                                                99,745       (153,228)
      Taxes receivable                                               135,413        (50,779)
      Other assets                                                    21,084         (1,112)
      Accounts payable                                               (48,212)      (197,539)
      Other accrued liabilities                                     (447,009)      (555,955)
                                                                 -----------    -----------
Net cash provided by operating activities                          8,653,643      8,020,967
                                                                 -----------    -----------
Cash flows from investing activities:
  Purchase of rental units and equipment                          (8,714,344)    (7,561,590)
  Additions to property and equipment                               (361,568)      (164,723)
  Proceeds from sale of property and equipment                        11,357         52,653
  Asset purchase net of cash acquired                                      -       (807,979)
  Proceeds from sale of assets                                             -      2,192,952
                                                                 -----------    -----------
Net cash used in investing activities                             (9,064,555)    (6,288,687)
                                                                 -----------    -----------
Cash flows from financing activities:
  Proceeds from notes payable                                      1,600,000        850,000
  Repayment of notes payable                                      (1,511,783)    (3,260,781)
  Treasury stock purchase                                                  -       (259,857)
  Stock options exercised                                            139,350              -
                                                                 -----------    -----------
Net cash provided by (used in) financing activities                  227,567     (2,670,638)
                                                                 -----------    -----------
Cash and cash equivalents at beginning of period                     506,175      1,118,796
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $   322,830    $   180,438
                                                                 ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended April 30, 2003 (Unaudited)

                                       COMMON STOCK                            TREASURY STOCK                           TOTAL
                                 -----------------------     PAID-IN     --------------------------    ACCUMULATED   STOCKHOLDERS'
                                   SHARES       AMOUNT       CAPITAL        SHARES        AMOUNT         DEFICIT        EQUITY
                                 ---------   -----------   -----------   ------------  ------------   ------------   -------------
Balance at July 31, 2002         1,756,917   $    17,569   $16,151,428     (104,345)   $  (563,083)   $(7,482,199)   $   8,123,715

Stock options exercised             25,000           250       139,100            -              -              -          139,350

Stock option
  compensation expense                                           4,390                                                       4,390

Net loss for the nine months
  ended April 30, 2003                   -             -             -            -              -        (46,967)         (46,967)
                                 ---------   -----------   -----------     --------    -----------    -----------    -------------

Balance at April 30, 2003        1,781,917   $    17,819   $16,294,918     (104,345)   $  (563,083)   $(7,529,166)   $   8,220,488
                                 =========   ===========   ===========     ========    ===========    ===========    =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         Bestway, Inc. and its consolidated subsidiaries (the "Company") is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At April 30, 2003, the Company operated 69 stores in seven states: Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The Company's corporate office is located in Dallas, Texas.

         The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. Such adjustments are of a normal recurring nature. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Form 10-K, particularly with regard to disclosure relating to significant accounting policies. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       STOCK-BASED COMPENSATION

         The Company sponsors a stock option plan for the benefit of its employees. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, which amended SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires companies electing not to expense stock options to provide the pro forma net income and earnings per share information not only annually, but also on a quarterly basis. We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for our stock-based compensation plan. Under APB 25, no compensation expense is recognized for our stock-based compensation plan when the exercise price of awards under our plan are at current market prices of our stock on the date of grant.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The following table illustrates the effect on net income and earnings per share had compensation costs for stock options been measured using SFAS No. 123:

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                          ----------------------------   ----------------------------
                                                    APRIL 30,                      APRIL 30,
                                               2003           2002            2003           2002
                                          -------------   ------------   --------------  ------------
Net income (loss)
 As reported                              $     147,106   $    301,507   $     (46,967)  $     35,902
 Pro forma                                $     124,337   $    294,171   $    (115,273)  $     13,893
Basic earnings (loss) per common share
 As reported                              $         .09   $        .19   $        (.03)  $        .02
 Pro forma                                $         .07   $        .18   $        (.07)  $        .01
Diluted earnings (loss) per common share
 As reported                              $         .08   $        .19   $        (.03)  $        .02
 Pro forma                                $         .07   $        .18   $        (.07)  $        .01

3.       EARNINGS PER COMMON SHARE

         Basic earnings per common share is based on the weighted average common shares outstanding during the period. Diluted earnings per common share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three and nine months ended April 30, 2003 and 2002, 0 and 265,595 shares and 221,535 and 210,535 shares, respectively, of common stock options were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

4.       RENTAL MERCHANDISE

         Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement, generally ranging from 12 to 36 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

         Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the nine months ended April 30, 2003 and 2002, $1,326,463 and $1,376,591, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of operations.

5.       NOTES PAYABLE

         On October 31, 2002, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from October 1, 2003 to May 31, 2004 and modified the interest rate, minimum tangible net worth provision, and minimum interest coverage ratio. The amendment adds a minimum year to date profitability requirement effective beginning May 31, 2003. At August 31, 2002 and September 30, 2002 the Company was in violation of the minimum tangible net worth provision of the Agreement. The Company obtained a waiver of such violations from the lender and has been in compliance thereafter.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         On December 13, 2002, the Company and the lender amended the subordinated note payable to a limited partnership and stockholder dated August 18, 1999. The amendment extended the maturity date from November 1, 2003 to May 31, 2004.

6.       NEW ACCOUNTING STANDARDS

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

         The Company's adoption of SFAS 142 had no effect on the Company's acquired identifiable intangible assets that are subject to amortization. During the three and nine months ended April 30, 2003, the Company recorded total amortization expense of $42,960 and $128,875, respectively, and as of April 30, 2003 had accumulated amortization of $2,003,158. Amortization expense is estimated at $161,958, $106,085, $84,384, $62,616 and $28,712 for the years ended
         July 31, 2003 through 2007, respectively.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The following pro forma financial information compares the Company's net income (loss) for the three and nine months ended April 30, 2003 and 2002 had the provisions of SFAS 142 been applied on August 1, 2001:

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                     ---------------------------------   ------------------------------
                                                APRIL 30,                          APRIL 30,
                                          2003              2002              2003             2002
                                     -------------    ----------------   -------------    -------------
Reported net income (loss)           $     147,106    $        301,507   $     (46,967)   $      35,902
Goodwill amortization                            -              63,087               -          189,262
                                     -------------    ----------------   -------------    -------------
   Adjusted net income (loss)              147,106             364,594         (46,967)         225,164

Basic earnings (loss) per share:
   Reported net income (loss)                  .09                 .19            (.03)             .02
   Goodwill amortization                         -                 .03               -              .11
                                     -------------    ----------------   -------------    -------------
      Adjusted net income (loss)     $         .09    $            .22   $        (.03)   $         .13

Diluted earnings (loss) per share:
   Reported net income (loss)                  .08                 .19            (.03)             .02
   Goodwill amortization                         -                 .03               -              .11
                                     -------------    ----------------   -------------    -------------
      Adjusted net income (loss)     $         .08    $            .22   $        (.03)   $         .13

   Weighted average common shares
      outstanding                        1,677,572           1,622,272       1,667,283        1,654,361
                                     =============    ================   =============    =============
   Diluted weighted average common
      shares outstanding                 1,813,456           1,622,302       1,667,283        1,655,530
                                     =============    ================   =============    =============

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

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on its consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. Further, SFAS 150 requires certain obligations that a reporting entity can or must settle by issuing its own equity shares to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions of SFAS 150 for the three months ending July 31, 2003. The Company does not believe that SFAS 150 will have a material impact on its consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD-LOOKING STATEMENTS

         This Report on Form 10-Q and the foregoing Management's Discussion and analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to open or acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such opened or acquired stores and to integrate such acquired stores into the Company's operations,
         (iii) the impact of state and federal laws regulating or otherwise affecting rental-purchase transactions, (iv) the impact of general economic conditions in the United States and (v) the impact of terrorist activity, threats or terrorist activity and responses thereto on the economy in general and the rental-purchase industry in particular. Undue reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

         GENERAL

         Rental merchandise is rented to customers under flexible agreements that allow customers to own the merchandise after making a specified number of rental payments, which generally occur over a period ranging from 12 to 36 months. Customers have the option to return the merchandise at any time without further obligation, and also have the option to purchase the merchandise at any time during the rental term.

         On July 8, 2002, the Company announced the appointment of a new President and Chief Executive Officer who, among other things, implemented a change in the Company's operating philosophy to eliminate lower margin product lines, focus on higher revenue merchandise, and increase the Company's investment in store personnel and advertising. As a result, the Company experienced increased same store revenues and improved product margins in the quarter and nine-month period.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's unaudited Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               APRIL 30,                          APRIL 30,
                                                       -------------------------          -----------------------
                                                        2003               2002            2003             2002
                                                       ------             ------          -----            ------
Revenues:
  Rental and fees                                       96.2%              97.1%           96.1%            97.5%
  Sales of merchandise                                   3.8                2.9             3.9              2.5
                                                       -----              -----           -----            -----
    Total revenues                                     100.0              100.0           100.0            100.0
                                                       -----              -----           -----            -----
Cost and operating expenses:
  Depreciation and amortization:
    Rental merchandise                                  18.9               19.4            19.3             19.9
    Other                                                4.1                5.2             4.3              5.4
  Cost of merchandise sold                               3.7                2.6             4.2              2.3
  Salaries and wages                                    28.0               26.0            29.1             28.1
  Advertising                                            5.0                2.4             4.8              4.0
  Occupancy                                              6.6                7.2             6.8              7.6
  Other operating expenses                              29.3               27.5            29.8             29.3
  Interest expense                                       1.8                2.1             2.0              2.5
  Gain on sale of property and
    equipment                                              -               (0.1)              -             (0.1)
  Loss on sale of assets                                   -                1.4               -              0.3
                                                       -----              -----           -----            -----
    Total cost and operating expenses                   97.4               93.7           100.3             99.3
                                                       -----              -----           -----            -----
Income (loss) before income taxes                        2.6                6.3            (0.3)             0.7
                                                       -----              -----           -----            -----
  Income tax expense (benefit)                           1.0                2.7            (0.1)             0.6
                                                       -----              -----           -----            -----
    Net income (loss)                                    1.6%               3.6%           (0.2)%            0.1%
                                                       =====              =====           =====            =====

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         COMPARISON OF THREE MONTHS ENDED APRIL 30, 2003 AND 2002

         Total revenue increased $790,313, or 9.4% to $9,213,864 for the three months ended April 30, 2003 from $8,423,551 for the three months ended April 30, 2002. The increase was primarily attributable to increased revenues in same stores, an increase in sales of merchandise, offset by the consolidation or sale of fourteen store locations in fiscal year 2002. Revenue from same stores increased $935,240, or 11.3%.

         Same store revenues represent those revenues earned in stores that were operated by the Company for the entire three months ended April 30, 2003 and 2002. The improvement was primarily attributable to an increase in the number of customers served, the number of agreements on rent, as well as revenue earned per agreement on rent. Sales of merchandise increased $102,263, or 41.4% to $349,282 from $247,019 in 2002. The increase in sales of merchandise was primarily attributable to an increase in the number of items sold in the third quarter of 2003 from the number of items sold in 2002 due to the Company undertaking a merchandise reduction sales initiative to dispose of lower margin merchandise. Revenue decreased $144,927 due to the consolidation or sale of stores in 2002.

         Depreciation of rental merchandise increased $111,529, or 6.8% to $1,743,587 for the three months ended April 30, 2003 from $1,632,058 in 2002. Depreciation of rental merchandise expressed as a percentage of rental income excluding fees decreased .8% to 23.9% from 24.7%. This decrease is primarily attributable to improved product margins due to enhanced rental rates and turns. Other depreciation and amortization decreased $61,256, or 14.0% to $375,044 for the three months ended April 30, 2003 from $436,300 in 2002 and decreased 1.1% as a percentage of total revenue to 4.1% from 5.2%. Under SFAS 142, amortization of goodwill ceased effective August 1, 2002.

         Cost of merchandise sold increased $117,744, or 53.1% to $339,328 for the three months ended April 30, 2003 from $221,584 in 2002. The increase in cost of merchandise sold was primarily attributable to an increase in the number of items sold in the third quarter of 2003, or a margin of $9,954 from the number of items sold in 2002, or a margin of $25,435. The Company undertook a merchandise reduction sales initiative to dispose of lower margin merchandise.

         Salaries and wages increased $390,996, or 17.9% to $2,581,090 for the three months ended April 30, 2003 from $2,190,094 in 2002 and increased 2.0% as a percentage of total revenue to 28.0% from 26.0%. The increase was primarily attributable to increased same store level labor costs due to the Company's investment in store personnel.

         Advertising expense increased $264,717, or 131.6% to $465,942 for the three months ended April 30, 2003 from $201,225 in 2002 and increased 2.6% as a percentage of total revenue to 5.0% from 2.4%. The increase was primarily attributable to increased same store level advertising costs due to the Company's investment in advertising.

         Occupancy expense decreased $406 to $606,458 for the three months ended April 30, 2003 from $606,864 in 2002. Occupancy expense as a percentage of total revenue decreased .6% to 6.6% from 7.2% primarily due to the increase in same store revenue.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         Other operating expenses increased $381,993, or 16.5% to $2,696,548 for the three months ended April 30, 2003 from $2,314,555 in 2002 and increased 1.8% as a percentage of total revenue to 29.3% from 27.5%. The increase was primarily attributable to increased same store operating expenses relating to a number of factors including increased write-offs and repairs of rental merchandise.

         Interest expense decreased $9,817, or 5.5% to $168,648 for the three months ended April 30, 2003 from $178,465 in 2002 and decreased .3% as a percentage of total revenue to 1.8% from 2.1%. The decrease in interest is primarily attributable to decreased indebtedness.

         Loss on sale of assets decreased $121,687, or 100.0% from the three months ended April 30, 2002. The Company entered into several transactions last year to sell under-performing stores and as a result recognized a net loss of $121,687 on these store sale transactions.

         Income before income taxes decreased $296,509, or 55.7% to $235,744 for the three months ended April 30, 2003 from $532,253 in 2002. Income before income taxes as a percentage of total revenue decreased to 2.6% for the three months ended April 30, 2003 from 6.3% in 2002. This decrease was primarily attributable to the Company's operating philosophy initiated at the beginning of the year to eliminate lower margin product lines, focus on higher revenue merchandise, and increase the Company's investments in store personnel and advertising.

         COMPARISON OF NINE MONTH ENDED APRIL 30, 2003 AND 2002

         Total revenue increased $1,013,179, or 4.0% to $26,381,085 for the nine months ended April 30, 2003 from $25,367,906 for the nine months ended April 30, 2002. The increase was primarily attributable to increased revenues in same stores, an increase in sales of merchandise, offset by the consolidation or sale of fourteen store locations in fiscal year 2002. Revenue from same stores increased $2,846,801, or 12.1%.

         Same store revenues represent those revenues earned in stores that were operated by the Company for the entire nine months ended April 30, 2003 and 2002. The improvement was primarily attributable to an increase in the number of customers served, the number of agreements on rent, as well as revenue earned per agreement on rent. Sales of merchandise increased $383,768, or 60.4% to $1,019,645 from $635,877 in 2002. The increase in sales of merchandise was primarily attributable to an increase in the number of items sold in 2003 from the number of items sold in 2002 due to the Company undertaking a merchandise reduction sales initiative to dispose of lower margin merchandise. Revenue decreased $1,833,630 due to the consolidation or sale of fourteen stores in 2002.

         Depreciation of rental merchandise increased $38,678, or .8% to $5,092,456 for the nine months ended April 30, 2003 from $5,053,778 in 2002. Depreciation of rental merchandise expressed as a percentage of rental income excluding fees decreased .7% to 24.4% from 25.1%. This decrease is primarily attributable to improved product margins due to enhanced rental rates and turns. Other depreciation and amortization decreased $242,323, or 17.7% to $1,126,988 for the nine months ended April 30, 2003 from $1,369,311 in 2002 and decreased 1.1% as a percentage of total revenue to 4.3% from 5.4%. Under SFAS 142, amortization of goodwill ceased effective August 1, 2002.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         Cost of merchandise sold increased $535,747, or 91.8% to $1,119,152 for the nine months ended April 30, 2003 from $583,405 in 2002. The increase in cost of merchandise sold was primarily attributable to an increase in the number of items sold in the nine months of 2003, or a loss of $99,507 from the number of items sold in 2002, or a margin of $52,472. The Company undertook a merchandise reduction sales initiative to dispose of lower margin merchandise.

         Salaries and wages increased $559,316, or 7.9% to $7,688,478 for the nine months ended April 30, 2003 from $7,129,162 in 2002. The increase was primarily attributable to increased same store level labor costs of approximately $1,031,000 due to the Company's investment in store personnel, offset by salaries and wages associated with the consolidation or sale of fourteen stores in 2002.

         Advertising expense increased $277,109, or 27.7% to $1,278,865 for the nine months ended April 30, 2003 from $1,001,756 in 2002 and increased .8% as a percentage of total revenue to 4.8% from 4.0%. The increase is primarily attributable to increased same store level advertising costs of approximately $490,000 due to the Company's investment in advertising, offset by the consolidation or sale of fourteen stores in 2002.

         Occupancy expense decreased $150,116, or 7.7% to $1,788,640 for the nine months ended April 30, 2003 from $1,938,756 in 2002. Occupancy expense as a percentage of total revenue decreased .8% to 6.8% from 7.6% primarily due to the increase in same store revenue.

         Other operating expenses increased $407,311, or 5.5% to $7,849,943 for the nine months ended April 30, 2003 from $7,442,632 in 2002 and increased .5% as a percentage of total revenue to 29.8% from 29.3%. The increase was primarily attributable to increased same store level other operating costs of approximately $1,234,000, offset by the consolidation or sale of fourteen stores in 2002. The increase in same store operating expenses was primarily attributable to a number of factors including increased write-offs and repairs of rental merchandise.

         Interest expense decreased $106,601, or 17.0% to $518,916 for the nine months ended April 30, 2003 from $625,517 in 2002 and decreased .5% as a percentage of total revenue to 2.0 from 2.5%. The decrease in interest is primarily attributable to decreased indebtedness and a lower effective interest rate.

         Loss on sale of assets decreased $65,795, or 100.0% from the nine months ended April 30, 2002. The Company entered into several transactions last year to sell under-performing stores and as a result recognized a net loss of $65,795 on these store sale transactions.

         Income before income taxes decreased $249,204, or 143.3% to a loss of $75,267 for the nine months ended April 30, 2003 compared to income of $173,937 in 2002. Income before income taxes as a percentage of total revenue decreased to a loss of .3% for the nine months ended April 30, 2003 compared to income of .7% in 2002. This decrease was primarily attributable to the Company's operating philosophy initiated at the beginning of the year to eliminate lower margin product lines, focus on higher revenue merchandise, and increase the Company's investment in store personnel and advertising.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ending April 30, 2003, the Company's net cash flows from operating activities was $8,653,643 as compared to $8,020,967 for the nine months ending April 30, 2002. The increase in cash provided by operations was primarily due to decreased outflow for working capital commitments.

         For the nine months ending April 30, 2003, the Company's net cash flows used in investing activities was $9,064,555 as compared to $6,288,687 for the nine months ending April 30, 2002. The Company's investing activities reflects a $1,152,754 increase in the purchase of rental units. The increase in the amount of rental merchandise purchased during the nine months ending April 30, 2003 is a result of strong consumer demand. For the nine months ending April 30, 2002, cash used for acquisitions was $807,979, offset by sale proceeds from thirteen store sales of $2,192,952.

         For the nine months ending April 30, 2003, the Company's net cash flow provided by financing activities was $227,567 as compared to net cash flows used in financing activities of $2,670,638 for the nine months ending April 30, 2002. The decrease in financing activities principally reflects decreased repayments of the Company's debt.

         On October 31, 2002, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from October 1, 2003 to May 31, 2004 and modified the interest rate, minimum tangible net worth provision, and minimum interest coverage ratio. The amendment adds a minimum year to date profitability requirement effective beginning May 31, 2003. At August 31, 2002 and September 30, 2002 the Company was in violation of the minimum tangible net worth provision of the Agreement. The Company obtained a waiver of such violations from the lender and has been in compliance thereafter.

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

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on its consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. Further, SFAS 150 requires certain obligations that a reporting entity can or must settle by issuing its own equity shares to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions of SFAS 150 for the three months ending July 31, 2003. The Company does not believe that SFAS 150 will have a material impact on its consolidated financial statements.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

            (a) Exhibits required by Item 601 of Regulation S-K

            99.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    ------------
                    *Filed herewith

            (b) Report on Form 8-k

                The Company did not file any reports on Form 8-k during the quarter ended April 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BESTWAY, INC.

June 16, 2003

                               /s/Beth A. Durrett
                             -----------------------
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)

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

BESTWAY, INC.                                                          FORM 10-Q

Date: June 16, 2003                    By:     /s/ David A. Kraemer
                                           ------------------------------
                                               Name: David A. Kraemer
                                               Title: Chief Executive Officer

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

BESTWAY, INC.                                                          FORM 10-Q

Date: June 16, 2003                   By:     /s/ Beth A. Durrett
                                          --------------------------------------
                                                  Name: Beth A. Durrett
                                                  Title: Chief Financial Officer

BESTWAY, INC.                                                          FORM 10-Q

                                  EXHIBIT INDEX

Exhibit No.                           DESCRIPTION
   99.1*         Certification of Chief Executive Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002.

   99.2*         Certification of Chief Financial Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002.

------------
*Filed herewith