Form 10-K
period 2003-07-31
BESTWAY INC
filed 2003-10-27
CIK 4344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

                                  -------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

       FOR THE TRANSITION PERIOD FROM --------------- TO -----------------

                          Commission file number 0-8568

                                  -------------
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

                                  -------------

       Registrant's telephone number, including area code: (214) 630-6655

                                  -------------
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                                (TITLE OF CLASS)
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of voting common stock held by non-affiliates of the registrant as of October 13, 2003 was approximately $7,106,395.

         The number of shares of Common Stock, $.01 par value, outstanding as of October 13, 2003 was 1,678,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders of Bestway, Inc., which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2003.

BESTWAY, INC.                                                          FORM 10-K

                                TABLE OF CONTENTS

                                                                                                          PAGE(S)
                                                                                                          -------
PART I

     Item 1.    Business                                                                                      3
     Item 2.    Properties                                                                                    9
     Item 3.    Legal Proceedings                                                                             9
     Item 4.    Submission of Matters to a Vote of Security Holders                                          10

PART II

     Item 5.    Market for Registrant's Common Stock and Related
                  Security Holder Matters                                                                    10
     Item 6.    Selected Financial Data                                                                      11
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        12
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                   21
     Item 8.    Financial Statements                                                                         22
     Item 9.    Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosures                                                       44
     Item 9A.   Controls and Procedures                                                                      44

PART III

     Item 10.   Directors and Executive Officers of the Registrant                                           44
     Item 11.   Executive Compensation                                                                       44
     Item 12.   Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters                                                           44
     Item 13.   Certain Relationships and Related Transactions                                               44
     Item 14.   Principal Accountant Fees and Services                                                       44

PART IV

     Item 15.   Exhibits, Financial Statements and Reports on Form 8-K                                       45

SIGNATURES                                                                                                   47

BESTWAY, INC.                                                          FORM 10-K

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

         The Company's rental-purchase program offers quality, name brand, durable products, such as home electronics, household appliances, computers, and furniture, under flexible rental-purchase agreements that typically allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The rental agreements contain options under which customers may own the merchandise under specified terms. The Company's rental agreements typically have a 12 to 30 month term with weekly or monthly payment options. Customer have the option to return the product at any time without further obligation and also have the option to purchase the product at any time during the rental term.

         INDUSTRY OVERVIEW

         The rental-purchase industry provides an alternative to traditional retail installment sales, appealing to individuals with a need for acquiring the use of household products who cannot afford a cash purchase, may be unable to qualify for credit, and are unwilling or unable to wait until they can save for a purchase. Other customers value the flexibility offered by the rental transaction, which allows for the return of merchandise at any time without obligation for further payments. The industry also serves customers having short-term needs or seeking to try products before committing to purchase them. Rental-purchase transactions include delivery and pick-up service as well as repair service and warranty. Rental-purchase transactions are made on a week-to-week or month-to-month basis and provide customers with the opportunity for ownership if the product is rented for a continuous term, generally 12 to 30 months. Customers may cancel agreements at any time without further obligation by returning the product or requesting its pick-up by the store. Returned merchandise is held for re-rental or sale by the Company. Rental renewal payments are generally made in person, in cash, by check, by money order, or by credit card.

         The Association of Progressive Rental Organization ("APRO"), the industry's trade association, estimates there are approximately 8,300 rent-to-own stores in the United States. According to APRO, industry-wide revenues were approximately $5.6 billion in 2002. APRO also estimates there were approximately 2.8 million households served during 2002. The industry's four largest public companies currently operate approximately 4,200 stores, or 51% of the total rental-purchase stores in operation.

BESTWAY, INC.                                                          FORM 10-K

         The rental-purchase industry serves a diverse customer base. According to APRO, approximately 92% of rental-purchase customers have annual household incomes between $15,000 and $49,999. Estimates also show that the majority of rental-purchase customers are between the ages of 25 and 44 and over 92% of rental-purchase customers are high school graduates. The U.S. Census Bureau reported that in 2000 there were approximately 44 million households with annual income between $15,000 and $49,999. The Company believes the rental-purchase industry remains under-penetrated, providing growth opportunities with new store openings or acquisitions for companies that are well capitalized and have access to both debt and equity capital.

         PRODUCTS

         The Company generally purchases products directly from manufacturers and local distributors who then ship the products directly to each store, therefore eliminating of the need for warehouses. Products offered by the Company include a wide variety of name brands, styles and models in four major categories, including home electronics, furniture, appliances and computers. Our largest suppliers include Ashley, O'Rourke, Sears and Hitachi, who accounted for approximately 22.7%, 15.2%, 14.9%, and 14.5%, respectively, of merchandise purchased in 2003. No other supplier accounted for more than 10% of merchandise purchased during this period. Although the Company presently expects to continue relationships with its existing suppliers, there are numerous sources of products available to the Company, and the Company does not believe its operations are dependent on any one or more of its present suppliers.

         As of July 31, 2003, rental-purchase agreements for home electronics accounted for approximately 29.4% of the Company's total agreements on rent; furniture accounted for 38.5% of the Company's total agreements on rent; appliances accounted for 25.6% of the Company's total agreements on rent; and computers accounted for 6.5% of the Company's total agreements on rent.

         ADVERTISING

         The Company markets its products and services by selecting prominent store locations in retail shopping areas on main traffic thoroughfares near targeted customers' residences or job locations. We promote the products and services in our stores primarily through direct mail advertising. Our advertisements emphasize such features as product and name brand selection, prompt delivery and a toll-free phone number that automatically connects the caller with the store nearest them. As well as the absence of credit investigations and long-term obligations. The company also has programs which reward existing customers with rental discounts for the referral of new customers.

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

BESTWAY, INC.                                                          FORM 10-K

         PERSONNEL

         At July 31, 2003, the Company employed approximately 325 full-time employees, of which 12 are located at the corporate office in Dallas, Texas. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

         COMPANY STORES

         The following table sets forth the number of stores opened, and the number of stores consolidated, closed or sold during such time period:

                                                        YEAR ENDED JULY 31,
                                                   2001         2002         2003
                                                   ----         ----         ----
Stores open at beginning of period                  77           83           69
Stores opened                                        9            -            -
Stores consolidated/closed/sold                      3           14            -
                                                    --           --           --

Stores open at end of period                        83           69           69
                                                    --           --           --

         GOVERNMENT REGULATION

         Federal Regulation - No comprehensive federal legislation has been enacted regulating or otherwise impacting rental-purchase transactions. The Company does comply with the Federal Trade Commission recommendations for disclosure in rental-purchase transactions. From time to time, legislation has been introduced in Congress that would regulate rental-purchase transactions, including legislation that would subject rental-purchase transactions to interest rates, finance charges, fee disclosures and limitations, as well as the Federal Truth in Lending Act. Any adverse federal legislation, if enacted, could have a materially adverse effect on the Company.

         State Regulation - Currently 47 states, the District of Columbia, Guam and Puerto Rico have legislation regulating rental-purchase transactions. The Company currently operates its stores in states that have enacted laws specifically regulating rental-purchase transactions. In North Carolina, rental-purchase transactions with purchase options equal to 10% or less of the cash price are regulated as credit sales. The Company's rental-purchase transactions in North Carolina all have purchase options greater than 10% of the cash price and are not subject to regulation. The Company's policy is to operate only in states where there is an absence, in management's opinion, of unfavorable legislation regarding rental-purchase transactions. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a materially adverse effect on the Company.

         SERVICE MARK

         The Company owns the federally registered service mark "Bestway Rental". The Company believes the Bestway Rental mark has acquired significant market recognition and goodwill in communities in which its stores are located.

BESTWAY, INC.                                                          FORM 10-K

         U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

         All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission ("SEC") on or after June 13, 1995 are available free of charge through our internet website, www.bestwayrto.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC.

         The general public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

         RISK FACTORS

         Set forth below are important risks and uncertainties that could affect the Company's business results or cause its actual results to differ materially from those expressed in forward-looking statements made by the Company.

         Competitors could impede the Company's ability to attract new customers or could attract current customers away from the Company. The Company's business is highly competitive. The Company's competitors include national, regional and local operators of rent-to-own stores and credit retailers. The Company competes in the rent-to-rent market with national and local companies. Some of the Company's competitors have significantly greater financial and operating resources, and in certain markets, greater name recognition, than the Company. Greater financial resources may allow these competitors to grow faster than the Company, including through acquisitions. This in turn may allow them to enter new markets before the Company can, which may decrease its opportunities in those markets. Greater name recognition, or better public perception of a competitor's reputation, may help them attract market share away from the Company, even in its established markets.

         Any loss of the services of the Company's key executives, or its inability to attract and retain qualified executives, could have an adverse impact on its operations. The Company believes that it has benefited substantially from the leadership provided by David A. Kraemer, President and Chief Executive Officer, and that the loss of his services at any time in the near future could hurt the Company's business and operations. The Company is also dependent on the continued services of the rest of its management team, including its key executives. The loss of these individuals, without adequate replacement, could also injure the Company's business. Additionally, the Company needs a growing number of qualified managers to operate its stores successfully. If it is unable to attract and retain qualified individuals or the costs to do so increase significantly, the Company's operations would be materially adversely affected.

BESTWAY, INC.                                                          FORM 10-K

         Any failure to meet the Company's debt obligations could harm its business, financial condition and results of operations. If the Company's cash flow and capital resources are insufficient to fund its debt obligations, it may be forced to sell assets, seek additional equity or debt capital or restructure its debt. In addition, any failure to make scheduled payments of interest and/or principal on the Company's outstanding indebtedness would likely result in a reduction of its credit rating, which could harm its ability to incur additional indebtedness on acceptable terms. The Company's cash flow and capital resources may be insufficient for payment of interest on and/or principal of its debt in the future and any such alternative measures may be unsuccessful or may not permit the Company to meet scheduled debt service obligations, which could cause it to default on its obligations and impair its liquidity.

         Some of the Company's stockholders currently own a significant amount of its Common Stock and would be able to control the election of directors and the approval of significant corporate transactions. O'Donnell & Masur, L.P. beneficially owned approximately 52.9% of the Company's outstanding common stock as of October 13, 2003. As a result, it is able to exercise significant influence over, and in most cases control, matters requiring stockholder approval, including the election of directors, changes to the Company's charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of the Company's Common Stock will be able to affect the way the Company is managed or the direction of its business. Such continued concentrated ownership also will make it impossible for another company to acquire the Company and for the Company's stockholders to receive any related takeover premium for their shares unless the acquisition is approved by this stockholder.

         A sluggish economy could adversely impact the Company's financial results and growth. A sluggish economy, lack of consumer confidence in the stock market and other national and world events, including acts of terrorism and/or war, have created a significant amount of uncertainty about future prospects of national and world economies. The overall long-term effect on the Company and the rent-to-own industry is also uncertain. At the present time, it is not possible to predict either the severity or duration of such declines, but weaker performance will, in turn, have an adverse impact on the Company's business, financial condition, and results of operations.

         Numerous risks associated with the rent-to-own business could have an adverse impact on the Company's financial results and growth prospects. The operating success of the Company, like other participants in the rent-to-own industry, depends upon a number of factors. These factors include the ability to maintain and increase the number of units on rent, the collection of the rental payments when due and the control of inventory and other costs. In addition, the failure of the Company's management information systems to monitor the stores, the failure of the Company's operational internal audit personnel to adequately detect any problems with a store, or the failure of store managers to follow operating guidelines, could have a material adverse affect on the Company's business, financial condition or results of operations. The rent-to-own industry is also affected by changes in consumer confidence, preferences and attitudes, as well as general economic factors. Failure to respond to changing market trends could adversely affect the Company's business, financial condition or results of operations. In addition, the failure of the Company to react to changes in consumer preferences and technological advancements could adversely affect the value of the Company's inventory and the Company's business, financial condition or results of operations.

BESTWAY, INC.                                                          FORM 10-K

         The volatility of the Company's share price and potential fluctuations in quarterly results could have an adverse impact on the Company's financial results and growth prospects. The Company believes that various factors such as general economic conditions and changes or volatility in the financial markets, changing market conditions in the rent-to-own industry and quarterly or annual variations in the financial results of other public companies that are part of the rent-to-own industry, all of which may be unrelated to the Company's performance, could cause the market price of the Company's Common Stock to fluctuate substantially. Additionally, quarterly revenues and operating income are difficult to forecast. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, the Company may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will differ from the expectations of public market analysts and investors. In such event, the market price of the Common Stock would likely be materially adversely affected.

         Litigation involving the Company could have an adverse impact on the Company's financial results and growth prospects. Due to the consumer-oriented nature of the rent-to-own industry and the application of certain laws and regulations, industry participants may be named as defendants in litigation alleging violations of state laws and regulations and consumer tort law, including fraud. Many of these actions involve alleged violations of consumer protection laws. In the event a significant judgment is rendered in the future against the Company or others within the rent-to-own industry in connection with any such litigation, such judgment could have a material adverse affect on the Company's business, financial condition or results of operations.

                  Government regulation of the rent-to-own industry could have an adverse impact on the Company's financial results and growth prospects. Forty-seven states have enacted laws specifically regulating rental-purchase transactions, including all of the states in which the Company operates. These laws generally require certain contractual and advertising disclosures and also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event a rental-purchase agreement is terminated. If the Company acquires or opens new stores in states in which it does not currently operate, the Company will become subject to the rental-purchase laws of such states, if any. Furthermore, there can be no assurance that new or revised rental-purchase laws will not have a material adverse affect on the Company's business, financial condition and results of operations.

BESTWAY, INC.                                                          FORM 10-K

ITEM 2. PROPERTIES

         All store locations, with the exception of one, and the corporate office facility in Dallas, Texas are leased. Store facilities typically are showroom locations of approximately 4,100 square feet in retail centers on heavy traffic thoroughfares near customers' residences or work places. Almost all available rental merchandise is kept in the showroom area which comprises the majority of the available square footage. Store location is considered critical to the success of each store.

         The Company's store locations by state, at July 31, 2003, are as follows:

                                                  NUMBER OF
       STATE                                       STORES
       -----                                       ------
Alabama                                              22
Arkansas                                              6
Georgia                                               3
Mississippi                                          11
North Carolina                                       12
South Carolina                                        2
Tennessee                                            13
                                                     --
Total at July 31, 2003                               69
                                                     ==

ITEM 3. LEGAL PROCEEDINGS

         In December 2001, the Company settled a lawsuit brought by approximately fifteen plaintiffs in the Billings Division of the United States District Court for the State of Montana who have asserted claims against a number of defendants, including the Company, who were involved in the production of oil and gas or who owned oil and gas facilities in Montana. Plaintiffs alleged that the Company is the successor in interest to Amarco Resources Corporation, which, in the past, owned interests in two wells in the oil field. One of these wells is an alleged source of contamination of groundwater. The settlement was for approximately $130,000, including attorneys' fees.

         In July 2003, the County Court of the Second Judicial District of Bolivar County, Mississippi entered final judgment against the Company in a lawsuit brought by a former lessor. The lessor alleged that the Company had breached the terms and conditions of a lease agreement for a store location in Mississippi when the Company vacated the premises and failed to properly notify the lessor of its intentions not to exercise an option extending the original lease term. The judgment against the Company was for approximately $70,000, including attorneys' fees. The Company has appealed the judgment and believes that it has a meritorious defense to the plaintiff's claims. Accordingly, to date, no amount related to the lawsuit has been accrued in the Company's balance sheet.

         There are no other legal proceedings other than ordinary routine litigation incidental to the Company's business to which the Company or any of its subsidiaries is a party or to which any of its property is subject. To the Company's knowledge, no other litigation has been threatened against the Company or any of its subsidiaries other than routine actions and administrative proceedings, which in the aggregate, are not expected to have a material adverse effect on the business or financial condition of the Company.

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

                            YEAR ENDED JULY 31, 2003        YEAR ENDED JULY 31, 2002
                            -------------------------       ------------------------
                              HIGH             LOW            HIGH            LOW
                            ---------       ---------       --------       ---------
First Quarter               $   10.50       $    6.60       $   5.55       $   4.30
Second Quarter              $   12.03       $    6.01       $   4.56       $   3.99
Third Quarter               $   20.25       $   10.30       $   4.50       $   4.00
Fourth Quarter              $   16.85       $   12.11       $   7.00       $   3.80

         At July 31, 2003, there were 381 stockholders of record of the Company's Common Stock.

         The Company has not paid cash dividends on its Common Stock since its inception and intends to continue to retain earnings for operations. In addition, the Company is a party to a loan agreement which prohibits the payment of cash dividends on its Common Stock.

BESTWAY, INC.                                                          FORM 10-K

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of July 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. See Note 9 to the Consolidated Financial Statements for information regarding the material features of these plans.

                                                                                                  NUMBER OF
                                                                                             SECURITIES REMAINING
                                               NUMBER OF                                        AVAILABLE FOR
                                           SECURITIES TO BE                                     FUTURE ISSUANCE
                                              ISSUED UPON                                        UNDER EQUITY
                                              EXERCISE OF                                     COMPENSATION PLANS
                                              OUTSTANDING              WEIGHTED AVERAGE      (EXCLUDING SECURITIES
                                           OPTIONS, WARRANTS           EXERCISE PRICE OF         REFLECTED IN
                                              AND RIGHTS              OUTSTANDING OPTIONS,      INITIAL COLUMN)
                                          AS OF JULY 31, 2003         WARRANTS AND RIGHTS     AS OF JULY 31, 2003
                                          -------------------         --------------------   ----------------------
PLAN CATEGORY
Equity compensation
  plans approved by security
  shareholders                                  276,995                    $   6.46                 73,205
Equity compensation
  plans not approved by
  security shareholders                               -                           -                      -

                                                -------                    --------
Total                                           276,995                    $   6.46                 73,205
                                                =======                    ========

ITEM 6. SELECTED FINANCIAL DATA

                                                                     FISCAL YEAR ENDED JULY 31,
                                         ---------------------------------------------------------------------------------
                                            2003(1)            2002              2001             2000            1999
                                         ------------      ------------      ------------      -----------     -----------
Revenues                                 $ 35,506,828      $ 33,533,928      $ 35,913,046      $34,909,758     $29,365,753
Income (loss) before income taxes              70,337          (965,012)          (28,297)       1,068,199       1,107,509
Current income tax (benefit) expense         (158,292)         (116,109)                -          180,845          94,713
Deferred income tax
   expense (benefit)                          181,041          (106,824)           97,488          397,413         397,912
Net income (loss)                              47,588          (742,079)         (125,785)         489,941         614,884
Basic and diluted net income (loss)
   per share                                     0.03             (0.45)            (0.07)            0.28            0.35
Net cash flows provided by
   operating activities                    12,112,730        10,210,071        11,661,342       12,759,621      11,320,309
Total assets                               20,002,168        21,304,413        24,312,260       25,617,543      21,218,412
Notes payable                               9,451,299        10,967,192        13,081,731       13,294,945       9,244,012
Total stockholders' equity                  8,318,793         8,123,715         8,973,601        9,174,511       8,971,630

(1) Effective August 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS 142"), and the Company ceased goodwill amortization.

BESTWAY, INC.                                                          FORM 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data," and the financial statements of the Company and the accompanying notes thereto included elsewhere in this report.

         The Company currently operates 69 rental-purchase stores located in seven states. The number of stores operated by the Company has increased from 35 as of July 31, 1995 to a high of 83 as of July 31, 2001 to 69 as of July 31, 2003.

         Our stores offer quality, name brand, durable products, such as home electronics, household appliances, computers and furniture, under flexible rental-purchase agreements that typically allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period (ranging from 12 to 30 months). Customers have the option to return the product at any time without further obligation, and also have the option to purchase the product at any time during the rental period.

         We are currently focusing our strategic efforts to improve profitability by:

                  - driving same store sales growth through targeted marketing;

                  - improving gross margins as a result of focusing on higher revenue-generating merchandise;

                  -        eliminating lower-cost, lower-margin merchandise; and

                  - training and developing our associates to execute Bestway programs.

BESTWAY, INC.                                                          FORM 10-K

         The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as a percentage of revenues.

                                          YEAR ENDED JULY 31,
                                          -------------------
                                           2003        2002
                                           ----        ----
Revenues:
  Rental and fee income                    96.7%       97.4%
  Sales of merchandise                      3.3         2.6
                                           ----       -----
                                            100%        100%

Cost and operating expenses:
  Depreciation and amortization:
     Rental merchandise                    19.3        19.9
     Other                                  4.2         5.5
  Cost of merchandise sold                  3.5         2.4
  Salaries and wages                       29.4        29.4
  Advertising                               4.6         3.4
  Occupancy                                 6.7         7.5
  Other operating expenses                 30.1        32.2
  Interest expense                          2.0         2.4
  Loss on sale of property and equipment      -          .1
  Loss on sale of assets                      -          .1
                                           ----       -----
                                           99.8       102.9
                                           ----       -----
Income (loss) before income taxes           0.2        (2.9)
                                           ----       -----
  Current income tax (benefit)             (0.4)       (0.4)
  Deferred income tax expense (benefit)     0.5        (0.3)
                                           ----       -----
  Net income (loss)                         0.1%       (2.2)%
                                           ====       =====

BESTWAY, INC.                                                          FORM 10-K

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2003 COMPARED TO THE FISCAL YEAR ENDED JULY 31, 2002

         Total revenue increased $1,972,900, or 5.9% to $35,506,828 for the fiscal year ended July 31, 2003 from $33,533,928 for the fiscal year ended July 31, 2002. The increase was primarily attributable to increased revenues in same stores and an increase in sales of merchandise. Such increases were offset by the consolidation or sale of fourteen store locations in fiscal year 2002. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire twelve months ended July 31, 2003 and 2002.

         The Company receives rental revenue from various products, including home electronics, household appliances, computers and furniture. In fiscal year 2003, approximately 16% of the Company's rental revenue was derived from appliances, 26% from furniture, 30% from electronics, 9% from computers, 2% from various other products and 17% from various services and charges to rental customers, including reinstatement fees, preferred customer membership fees and liability waiver fees.

         Revenue from same stores increased $3,806,232, or 12.0%. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire twelve months ended July 31, 2003 and 2002. The improvement was primarily attributable to an increase in the number of customers served, the number of agreements on rent, as well as revenue earned per agreement on rent. Of the increase in revenue from same stores, sales of merchandise increased $298,684, or 34.3% to $1,168,592 from $869,908 in 2002.
The increase in sales of merchandise was primarily attributable to an increase in the number of items sold in 2003 from the number of items sold in 2002 due to the Company eliminating lower-cost, lower-margin merchandise from our product mix. Revenue decreased $1,833,332 due to the consolidation or sale of fourteen store locations in 2002.

         Total costs and operating expenses increased $937,551 or 2.7% to $35,436,491 for the fiscal year ended July 31, 2003 from $34,498,940 for the fiscal year ended July 31, 2002 and decreased 3.1% as a percentage of total revenue to 99.8% from 102.9%. In fiscal year 2002, the Company sold, or consolidated fourteen stores, announced the appointment of a new President and Chief Executive Officer and incurred approximately $1,140,000 associated with the changes in our executive management team, write-offs of rental merchandise and discontinuance of jewelry as a product offering. In fiscal year 2003, the Company implemented strategies to improve profitability, including eliminating lower-cost, lower-margin merchandise from our product mix, focusing on higher revenue-generating merchandise, investing in training and developing our people and implementing a more aggressive and targeted marketing campaign.

         Depreciation of rental merchandise increased $196,882, or 3.0% to $6,868,366 for the fiscal year ended July 31, 2003 from $6,671,484 for the fiscal year ended July 31, 2002 and decreased .6% as a percentage of total revenue to 19.3% from 19.9%. Depreciation of rental merchandise expressed as a percentage of rental income excluding fees decreased .8% to 24.2% from 25.0% primarily due to improved product margins. Other depreciation and amortization decreased $351,317, or 19.2% to $1,480,329 for the fiscal year ended July 31, 2003 from $1,831,646 for the fiscal year ended July 31, 2002 and decreased 1.3% as a percentage of total revenue to 4.2% from 5.5% primarily due to the application of SFAS 142. Under SFAS 142, amortization of goodwill ceased effective August 1, 2002.

BESTWAY, INC.                                                          FORM 10-K

         Cost of merchandise sold increased $443,099, or 54.4% to $1,257,532 for the fiscal year ended July 31, 2003 from $814,433 for the fiscal year ended July 31, 2002. The increase in cost of merchandise sold was primarily attributable to an increase in the number of items sold in the year ended July 31, 2003. During the years ended July 31, 2003 and 2002, the Company's margin related to merchandise sales was a loss of $88,940 and income of $55,475, respectively. The Company's loss in 2003 was the result of eliminating lower-cost, lower-margin merchandise from our product mix by lowering cash purchase prices on products identified as generating margins lower than industry norms.

         Salaries and wages increased $575,376, or 5.8% to $10,433,146 for the fiscal year ended July 31, 2003 from $9,857,770 for the fiscal year ended July 31, 2002 and as a percentage of total revenue remained consistent at 29.4%. The increase was primarily attributable to increased same store level labor costs of $1,320,640 due to the Company increasing minimum staffing levels from three to four associates to better serve the customer, and investing in training and developing store personnel. Such increases were offset by salaries and wages associated with the consolidation or sale of fourteen stores in 2002 and the payment of certain amounts pursuant to a separation agreement related to the Company's former President and Chief Operating Officer in 2002.

         Advertising expense increased $518,569, or 45.8% to $1,649,104 for the fiscal year ended July 31, 2003 from $1,130,535 for the fiscal year ended July 31, 2002 and increased 1.2% as a percentage of total revenue to 4.6% from 3.4%. The increase is primarily attributable to increased same store level advertising costs of $722,836 due to the Company's investment in implementing a more aggressive and targeted marketing campaign, which was offset by the consolidation or sale of fourteen stores in 2002.

         Occupancy expense decreased $152,264, or 6.0% to $2,383,807 for the fiscal year ended July 31, 2003 from $2,536,071 for the fiscal year ended July 31, 2002 due to the consolidation or sale of fourteen stores in 2002. Occupancy expense as a percentage of total revenue decreased .8% to 6.7% from 7.5% primarily due to the increase in same store revenue.

         Other operating expenses decreased $108,195, or 1.0% to $10,679,849 for the fiscal year ended July 31, 2003 from $10,788,044 for the fiscal year ended July 31, 2002 and decreased 2.1% as a percentage of total revenue to 30.1% from 32.2%. The decrease was attributable to the consolidation or sale of fourteen stores in 2002 and approximately $739,000 due to write-offs of rental merchandise, including approximately $315,000 associated with the Company's decision to discontinue carrying jewelry in its product selection in 2002. The decrease was offset by increased same store level other operating expenses of $913,215. The increase in same store operating expenses was attributable to a number of factors, including increased write-offs and repairs of rental merchandise, increased insurance costs and increased store level recruiting costs.

         Interest expense decreased $100,248, or 12.6% to $694,185 for the fiscal year ended July 31, 2003 from $794,433 for the fiscal year ended July 31, 2002 and decreased .4% as a percentage of total revenue to 2.0% from 2.4%. The decrease in interest is primarily attributable to decreased indebtedness and a lower effective interest rate.

         Loss on sale of assets decreased $50,122, or 100.0% from the twelve months ended July 31, 2002. The Company entered into several transactions in the year ended July 31, 2002 to sell under-performing stores and as a result recognized a net loss of $50,122 on these store sale transactions.

BESTWAY, INC.                                                          FORM 10-K

         Income before income taxes increased $1,035,349, or 107.3% to income of $70,337 for the year ended July 31, 2003 compared to a loss of $965,012 for the fiscal year ended July 31, 2002. Income before income taxes as a percentage of total revenue increased to income of .2% for the year ended July 31, 2003 compared to a loss of 2.9% in 2002. This increase was primarily the result of approximately $1,140,000 associated with changes in our executive management team, write-offs of rental merchandise and the discontinuance of jewelry as a product selection in 2002. The Company's operating philosophy initiated at the beginning of the year was to eliminate lower-cost, lower-margin merchandise from our product mix, focus on higher revenue-generating merchandise, and increase the Company's investment in store personnel and advertising.

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

         The Company receives rental revenue from various products, including home electronics, household appliances, computers and furniture. In fiscal year 2002, approximately 16% of the Company's rental revenue was derived from appliances, 25% from furniture, 29% from electronics, 8% from computers, 4% from various other products and 18% from various services and charges to rental customers including reinstatement fees, preferred customer membership fees and liability waiver fees.

         Total costs and operating expenses decreased $1,442,403, or 4.0% to $34,498,940 for the fiscal year ended July 31, 2002 from $35,941,343 for the fiscal year ended July 31, 2001 and increased 2.8% as a percentage of total revenues to 102.9% from 100.1%. In fiscal year 2001, the Company developed its own administrative and management organization to accommodate an anticipated growth in revenue. However, the Company experienced operating losses with new store openings in 2001 and a lack of revenue growth in same stores. In fiscal year 2002, the Company sold, or consolidated fourteen under-performing stores and implemented a program to reduce operating expenses at the store and corporate level. In addition, in connection with the transition of the Company's new President and Chief Executive Officer, the Company implemented strategies to improve profitability, including reviewing the Company's product offerings and price value relationships.

         Depreciation of rental merchandise decreased $1,062,932, or 13.7% to $6,671,484 for the fiscal year ended July 31, 2002 from $7,734,416 for the fiscal year ended July 31, 2001 and decreased 1.6% as a percentage of total revenue to 19.9% from 21.5%. The decrease as a percentage of revenues was primarily due to an increase in average revenue earned per item. Other depreciation and amortization decreased $140,173, or 7.1% to $1,831,646 from, $1,971,819 and did not change as a percentage of total revenue.

BESTWAY, INC.                                                          FORM 10-K

         Cost of merchandise sold increased $413,090, or 102.9% to $814,433 for the fiscal year ended July 31, 2002 from $401,343 for the fiscal year ended July 31, 2001 and increased 1.3% as a percentage of total revenue to 2.4% from 1.1%. The increase was a result of an increase in the number of items sold in 2002 compared to 2001. During 2002, the Company undertook a merchandise reduction sales initiative to dispose of lower margin merchandise. In 2002, the Company recorded merchandise sales of $869,908 with a remaining value of $814,433, or a margin of $55,475. In fiscal year 2001, the Company recorded merchandise sales of $424,211 with a remaining value of $401,343, or a margin of $22,868.

         Salaries and wages decreased $485,180, or 4.7%, to $9,857,770 for the fiscal year ended July 31, 2002 from $10,342,950 for the fiscal year ended July 31, 2001 and as a percentage of total revenue increased 0.6% to 29.4% from 28.8%. The decrease was primarily attributable to salaries and wages associated with reductions in corporate staffing levels and the consolidation or sale of fourteen under-performing stores in fiscal year 2002, which was offset by increased salaries and wages of $400,850 paid pursuant to a separation agreement related to the Company's former President and Chief Operating Officer.

         Advertising expense decreased $312,744, or 21.7% to $1,130,535 for the fiscal year ended July 31, 2002 from $1,443,279 for the fiscal year ended July 31, 2001 and as a percentage of total revenue decreased 0.6% to 3.4% from 4.0%. The decrease is primarily attributable to advertising expense associated with the consolidation or sale of fourteen under-performing stores in fiscal year 2002.

         Occupancy expense decreased $113,281, or 4.3% to $2,536,071 for the fiscal year ended July 31, 2002 from $2,649,352 for the fiscal year ended July 31, 2001 and as a percentage of total revenue increased 0.1% to 7.5% from 7.4%. The decrease is primarily attributable to occupancy expense associated with the consolidation or sale of fourteen under-performing stores in fiscal year 2002, which was offset by the addition of the stores opened in fiscal year 2001.

         Other operating expenses increased $636,494, or 6.3% to $10,788,044 for the fiscal year ended July 31, 2002 from $10,151,550 for the fiscal year ended July 31, 2001 and as a percentage of total revenue increased 3.9% to 32.2% from 28.3%. Other operating expenses increased approximately $739,000 due to write-offs of rental merchandise, including approximately $315,000 associated with the Company's decision to discontinue carrying jewelry in its product selection. Other operating expenses increased approximately $130,000 in connection with the payment of a legal settlement. The increases were offset by the consolidation or sale of fourteen under-performing stores in fiscal year 2002.

         Interest expense decreased $522,262, or 39.7% to $794,433 for the fiscal year ended July 31, 2002 from $1,316,695 for the fiscal year ended July 31, 2001 and as a percentage of total revenue decreased 1.3% to 2.4% from 3.7%. The decrease in interest is primarily attributable to decreased indebtedness and a lower effective interest rate.

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

BESTWAY, INC.                                                          FORM 10-K

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal year ended July 31, 2003, the Company's net cash flows from operating activities were $12,112,730 as compared to $10,210,071 for the fiscal year ended July 31, 2002. The increase in cash provided by operations was primarily due to increased revenues and decreased outflow for working capital commitments.

         For the fiscal year ended July 31, 2003, the Company's net cash flows used in investing activities were $10,940,243 as compared to $8,600,346 for the fiscal year ended July 31, 2002. The Company's investing activities reflect a $972,851 increase in the purchase of rental units. The increase in the amount of rental merchandise purchased during the year ended July 31, 2003 is a result of strong consumer demand. For the year ended July 31, 2002, cash used for acquisitions was $984,007, offset by sale proceeds from thirteen store sales of $2,208,625.

         For the year ended July 31, 2003, the Company's net cash flows used in financing activities were $1,372,793 as compared to net cash flows used in financing activities of $2,222,346 for the year ended July 31, 2002. The decrease in financing activities principally reflects decreased repayments of the Company's debt. Debt repayments were higher in 2002 due to increased cash flows from the sale of 13 stores.

         On October 31, 2002, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from October 1, 2003 to May 31, 2004 and modified the interest rate, minimum effective tangible net worth provision, and minimum interest coverage ratio. The amendment adds a minimum year to date profitability requirement effective beginning May 31, 2003. At August 31, 2002 and September 30, 2002, the Company was in violation of such minimum effective tangible net worth provision. The Company obtained a waiver of such violations from the lender and has been in compliance thereafter.

         On December 13, 2002, the Company amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendment extended the maturity date from November 1, 2003 to May 31, 2004.

         On October 1, 2003, the Company further amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from May 31, 2004 to May 31, 2005, modified the minimum effective tangible net worth provision, modified the maximum debt-to-effective tangible net worth provision, and eliminated the idle inventory coverage and capital expenditure covenant.

         On October 1, 2003, the Company further amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendment extended the maturity date from May 31, 2004 to May 31, 2005.

         The Company's capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company's primary source of liquidity and capital are from operations and borrowings. For the year ended July 31, 2003, the Company has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available line of credit of $5,100,000 under the Revolving Credit Loan Agreement provide adequate resources to meet the Company's future cash obligations through at least the next twelve months.

BESTWAY, INC.                                                          FORM 10-K

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS AS OF JULY 31, 2003:

                                                   OPERATING             NOTES
YEAR ENDED JULY 31,                                 LEASES              PAYABLE               TOTAL
-------------------                                 ------              -------               -----
2004                                              $2,294,634          $    17,242          $ 2,311,876
2005                                               2,039,866            9,418,860           11,458,726
2006                                               1,682,514               15,197            1,697,711
2007                                               1,170,830                    -            1,170,830
2008                                                 799,188                    -              799,188
Thereafter                                           570,782                    -              570,782
                                                  ----------          -----------          -----------
                                                  $8,557,814          $ 9,451,299          $18,009,113
                                                  ==========          ===========          ===========

RELATED PARTY TRANSACTIONS

         Interest expense relating to notes payable to affiliates amounted to $243,335, $242,668 and $243,334 for the years ended July 31, 2003, 2002 and
2001, respectively.

         As of July 31, 2002, the Company had advanced $1,000,000 to the President and Chief Executive Officer in the form of a promissory note (the "Note"). The Note matures on January 1, 2008 and bears interest at the lesser of
i) the Applicable Federal Rate or ii) the maximum nonusurious rate as defined in the Note. Per the terms of the Note, the Company will forgive one-fifth of the principal and all related accrued interest on December 31 of each year beginning in 2003 through 2007. If the President and Chief Executive Officer's employment is terminated with cause by the Company or without good reason by the President and Chief Executive Officer all outstanding unearned principal and accrued interest must be repaid. As of July 31, 2003, $855,556 of the Note remained outstanding.

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

Rental merchandise, related rental revenue and depreciation

         Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 30 months with a majority of rental agreements specifying 18 months. At the end

BESTWAY, INC.                                                          FORM 10-K

of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including home electronics, furniture, appliances and computers.

         Merchandise rented to customers, or available for rent, is recorded at cost net of accumulated depreciation, which equals the carrying amount, and is classified in the consolidated balance sheets as rental merchandise. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement ranging from 12 to 30 months. When not on rent, merchandise is not depreciated.

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

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the criteria for consolidation by business enterprises of variable interest entities. The Company does not have variable interest entities and therefore, FIN 46 will have no impact on the Company's financial position or results of operations.

BESTWAY, INC.                                                          FORM 10-K

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. Further, SFAS 150 requires certain obligations that a reporting entity can or must settle by issuing its own equity shares to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modeified after May 51, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk associated with the floating rate portion of the interest charged on its Revolving Credit Loan Agreement. At July 31, 2003, the Company had $6,400,000 outstanding on its Revolving Credit Loan Agreement at an interest rate of prime plus 1.5% and the fair value of the obligation outstanding approximates its related carrying value because the obligation bears interest at the current market rate.

BESTWAY, INC.                                                          FORM 10-K

ITEM 8. FINANCIAL STATEMENTS

                                                                                                         PAGE(S)
                                                                                                         -------
Report of Independent Auditors                                                                             23

Financial Statements:

       Consolidated Balance Sheets as of July 31, 2003 and 2002                                            24

       Consolidated Statements of Operations for the years ended
         July 31, 2003, 2002 and 2001                                                                      25

       Consolidated Statements of Cash Flows for the years ended
         July 31, 2003, 2002 and 2001                                                                      26

       Consolidated Statements of Stockholders' Equity for the years
         ended July 31, 2003, 2002 and 2001                                                                27

       Notes to Consolidated Financial Statements                                                          28

BESTWAY, INC.                                                          FORM 10-K

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Bestway, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Bestway, Inc. and its subsidiaries at July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in connection with its adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective August 1, 2002.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
October 6, 2003

BESTWAY, INC.                                                          FORM 10-K
CONSOLIDATED BALANCE SHEETS

                                                                                    JULY 31,
                                                                      -----------------------------------
                                                                          2003                   2002
                                                                      ------------           ------------
ASSETS

Cash and cash equivalents                                             $    305,869           $    506,175
Prepaid expenses                                                           189,882                312,925
Taxes receivable                                                           180,976                159,585
Deferred income taxes                                                      302,034                483,075
Other assets                                                                45,026                 52,032

Rental merchandise, at cost                                             22,488,380             22,730,226
  less accumulated depreciation                                          8,630,316              9,289,369
                                                                      ------------           ------------
                                                                        13,858,064             13,440,857
                                                                      ------------           ------------

Property and equipment, at cost                                          8,702,135              9,060,208
  less accumulated depreciation                                          5,969,337              5,393,259
                                                                      ------------           ------------
                                                                         2,732,798              3,666,949
                                                                      ------------           ------------

Employee advance                                                           855,556                988,889
Non-competes, net of amortization                                          306,668                468,631
Goodwill, net of amortization                                            1,225,295              1,225,295
                                                                      ------------           ------------
        Total assets                                                  $ 20,002,168           $ 21,304,413
                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                      $    751,328           $    671,365
Accrued interest - related parties                                          20,667                 20,667
Other accrued liabilities                                                1,460,081              1,521,474
Notes payable-related parties                                            3,000,000              3,000,000
Notes payable-other                                                      6,451,299              7,967,192

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity:
  Preferred stock, $10.00 par value,
    1,000,000 authorized, none issued                                            -                      -
  Common stock, $.01 par value, 5,000,000 authorized,
    1,782,517 issued at July 31, 2003 and 1,756,917 issued at
    July 31, 2002                                                           17,825                 17,569
  Paid-in capital                                                       16,298,662             16,151,428
  Less treasury stock, at cost, 104,345 at July 31, 2003 and
    July 31, 2002                                                         (563,083)              (563,083)
  Accumulated deficit                                                   (7,434,611)            (7,482,199)
                                                                      ------------           ------------
    Total stockholders' equity                                           8,318,793              8,123,715
                                                                      ------------           ------------
      Total liabilities and stockholders' equity                      $ 20,002,168           $ 21,304,413
                                                                      ============           ============

          See accompanying notes to consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-K
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FISCAL YEARS ENDED JULY 31,
                                                            ----------------------------------------------------------
                                                                2003                   2002                   2001
                                                            ------------           ------------           ------------
Revenues:
   Rental and fee income                                    $ 34,338,236           $ 32,664,020           $ 35,488,835
   Sales of merchandise                                        1,168,592                869,908                424,211
                                                            ------------           ------------           ------------
                                                              35,506,828             33,533,928             35,913,046
                                                            ------------           ------------           ------------

Cost and operating expenses:
   Depreciation and amortization:
    Rental merchandise                                         6,868,366              6,671,484              7,734,416
    Other                                                      1,480,329              1,831,646              1,971,819
   Cost of merchandise sold                                    1,257,532                814,433                401,343
   Salaries and wages                                         10,433,146              9,857,770             10,342,950
   Advertising                                                 1,649,104              1,130,535              1,443,279
   Occupancy                                                   2,383,807              2,536,071              2,649,352
   Other operating expenses                                   10,679,849             10,788,044             10,151,550
   Interest expense                                              694,185                794,433              1,316,695
   (Gain) loss on sale of property and equipment                  (9,827)                24,402                  3,048
   Loss (gain) on sale of assets                                       -                 50,122                (73,109)
                                                            ------------           ------------           ------------
                                                              35,436,491             34,498,940             35,941,343
                                                            ------------           ------------           ------------

Income (loss) before income taxes:                                70,337               (965,012)               (28,297)
                                                            ------------           ------------           ------------
   Current income tax (benefit)                                 (158,292)              (116,109)                     -
   Deferred income tax expense (benefit)                         181,041               (106,824)                97,488
                                                            ------------           ------------           ------------

Net income (loss)                                           $     47,588           $   (742,079)          $   (125,785)
                                                            ============           ============           ============

Basic and diluted net income (loss) per share               $       0.03           $      (0.45)          $      (0.07)
                                                            ============           ============           ============

Weighted average common shares outstanding                     1,669,955              1,648,322              1,692,972
                                                            ============           ============           ============

Diluted weighted average common shares outstanding             1,774,409              1,648,322              1,692,972
                                                            ============           ============           ============

          See accompanying notes to consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-K
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FISCAL YEARS ENDED JULY 31,
                                                                    ----------------------------------------------------------
                                                                        2003                   2002                   2001
                                                                    ------------           ------------           ------------
Cash flows from operating activities:
  Net income (loss)                                                 $     47,588           $   (742,079)          $   (125,785)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                    8,348,695              8,503,129              9,706,235
      Net book value of rental units retired                           3,349,494              3,780,825              2,868,499
      Non-cash compensation expense                                      137,723                      -                      -
      (Gain) loss on sale of property and equipment                       (9,827)                24,402                  3,048
      Loss (gain) on sale of assets                                            -                 50,122                (73,109)
      Deferred income taxes                                              181,041               (106,824)                97,488
      Changes in operating assets and liabilities other than cash:
        Prepaid expenses                                                 123,043               (114,320)               (21,772)
        Taxes receivable                                                 (21,391)               (26,235)              (133,350)
        Employee advance                                                       -               (988,889)                     -
        Other assets                                                       7,006                 (4,397)                70,266
        Accounts payable                                                  10,751                (79,337)              (557,450)
        Income taxes payable                                                   -                      -               (135,796)
        Other accrued liabilities                                        (61,393)               (86,326)               (36,932)
                                                                    ------------           ------------           ------------
          Net cash flows provided by operating activities             12,112,730             10,210,071             11,661,342
                                                                    ------------           ------------           ------------

Cash flows from investing activities:
  Purchase of rental units and equipment                             (10,565,857)            (9,593,006)            (9,853,988)
  Additions to property and equipment                                   (391,498)              (287,261)            (1,756,702)
  Proceeds from sale of property and equipment                            17,112                 55,303                 79,526
  Asset purchases net of cash acquired                                         -               (984,007)               (99,295)
  Proceeds from sale of assets                                                 -              2,208,625                397,210
                                                                    ------------           ------------           ------------
          Net cash flows used in investing activities                (10,940,243)            (8,600,346)           (11,233,249)
                                                                    ------------           ------------           ------------

Cash flows from financing activities:
  Proceeds of notes payable                                            1,600,000              2,050,000              3,700,000
  Repayment of notes payable                                          (3,115,893)            (4,164,539)            (3,913,214)
  Treasury stock purchase                                                      -               (277,857)               (75,125)
  Treasury stock issuance                                                      -                170,050                      -
  Stock options exercised                                                143,100                      -                      -
                                                                    ------------           ------------           ------------
          Net cash flows used in financing activities                 (1,372,793)            (2,222,346)              (288,339)
                                                                    ------------           ------------           ------------

Cash and cash equivalents at the beginning of year                       506,175              1,118,796                979,042
                                                                    ------------           ------------           ------------
Cash and cash equivalents at the end of the year                    $    305,869           $    506,175           $  1,118,796
                                                                    ============           ============           ============

          See accompanying notes to consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-K
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                  FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001
                               -----------------------------------------------------------------------------------
                                   COMMON STOCK                      TREASURY STOCK                       TOTAL
                               -------------------    PAID-IN    ---------------------  ACCUMULATED   STOCKHOLDERS'
                                SHARES     AMOUNT     CAPITAL     SHARES      AMOUNT      DEFICIT        EQUITY
                               ---------  --------  -----------  --------   ----------  ------------   -----------
Balance at July 31, 2000       1,756,917   $17,569  $16,124,578   (55,945)  $(353,301)   $(6,614,335)  $ 9,174,511
                               ---------  --------  -----------  --------   ---------    -----------   -----------

  Treasury stock purchases             -         -            -   (15,100)    (75,125)             -       (75,125)
  Net loss for the year ended
    July 31, 2001                      -         -            -         -           -       (125,785)     (125,785)
                               ---------  --------  -----------  --------   ---------    -----------   -----------

Balance at July 31, 2001       1,756,917   $17,569  $16,124,578   (71,045)  $(428,426)   $(6,740,120)  $ 8,973,601
                               ---------  --------  -----------  --------   ---------    -----------   -----------

  Treasury stock purchases             -         -            -   (69,100)   (277,857)             -      (277,857)
  Treasury stock issued                                  26,850    35,800     143,200              -       170,050
  Net loss for the year ended
    July 31, 2002                      -         -            -         -           -       (742,079)     (742,079)
                               ---------  --------  -----------  --------   ---------    -----------   -----------

Balance at July 31, 2002       1,756,917   $17,569  $16,151,428  (104,345)  $(563,083)   $(7,482,199)  $ 8,123,715
                               =========  ========  ===========  ========   =========    ===========   ===========

Stock options exercised           25,600       256      142,844         -           -              -       143,100
Stock option compensation
    expense                            -         -        4,390         -           -              -         4,390
Net income for the year ended
    July 31, 2003                      -         -            -         -           -         47,588        47,588
                               ---------  --------  -----------  --------   ---------    -----------   -----------

Balance at July 31, 2003       1,782,517   $17,825  $16,298,662  (104,345)  $(563,083)   $(7,434,611)  $ 8,318,793
                               =========  ========  ===========  ========   =========    ===========   ===========

          See accompanying notes to consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial statements of Bestway, Inc. (the "Company"), include the Company's wholly-owned operating subsidiaries, Bestway Rental, Inc. which operates under the registered trade name "Bestway Rent-To-Own", U.S. Credit-Service Corporation and Westdale Data Service, Inc. Intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

         The Company owns and operates a total of sixty-nine stores located in various states. The store operations are controlled and monitored through the Company's management information system networked with its home office in Dallas, Texas. The Company's store locations by state as of July 31, 2003, are as follows:

                                                   NUMBER OF
    STATE                                           STORES
    -----                                           ------
Alabama                                                22
Arkansas                                                6
Georgia                                                 3
Mississippi                                            11
North Carolina                                         12
South Carolina                                          2
Tennessee                                              13
                                                       --
                                                       69
                                                       ==

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Rental merchandise, related rental revenue and depreciation

         Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 30 months with a majority of rental agreements specifying 18 months. At the end of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental revenue from various products including home electronics, household appliances, as well as computers and furniture. In fiscal year 2003, approximately 16% of the Company's rental revenue was derived from appliances, 26% from furniture, 30% from electronics, 9% from computers, 2% from various other products and 17% from various services and charges to rental customers including reinstatement fees, preferred customer membership fees and liability waiver fees. In fiscal year 2002, approximately 16% of the Company's rental revenue was derived from appliances, 25% from furniture, 29% from electronics, 8% from computers, 4% from various other products and 18% from various services and charges to rental customers including reinstatement fees, preferred customer membership fees and liability wavier fees. In

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         fiscal year 2001, approximately 16% of the Company's rental revenue was derived from appliances, 27% from furniture, 32% from electronics, 7% from various other products and 18% from various services and charges to rental customers, including reinstatement fees, preferred customer membership fees and liability waiver fees.

         Merchandise rented to customers, or available for rent, is recorded at historical cost net of accumulated depreciation, which equals the carrying amount, and is classified in the consolidated balance sheets as rental merchandise. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement ranging from 12 to 30 months. When not on rent, merchandise is not depreciated.

         Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written off as such impairment is incurred. For the fiscal years ended July 31, 2003, 2002 and 2001, $1,410,312, $2,018,208 and $1,201,498,
         respectively, of such impairments were incurred and are included in other operating expenses in the accompanying consolidated statements of operations. Included in the amount for 2002 is approximately $315,000 related to the Company's decision to discontinue carrying jewelry in its product selection.

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

         Cash and cash equivalents

         Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at July 31, 2003 and 2002.

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Intangible assets

         Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. The Company's consolidated balance sheet at July 31, 2002 included goodwill, net of accumulated amortization, totaling $1,225,295, which is related to various store acquisitions. The Company applied the provisions of SFAS 142 on August 1, 2002 and discontinued amortization of goodwill.

         Amortization of goodwill was $252,349 for the years ended July 31, 2002 and 2001, respectively. As of July 31, 2003 and 2002, goodwill totaled $1,225,295. The carrying value of goodwill is evaluated annually. The Company believes that no impairment of goodwill existed at July 31, 2003 and 2002.

         The following pro forma financial information compares the Company's net income (loss) for the years ended July 31, 2003, 2002 and 2001 had the provisions of SFAS 142 been applied on August 1, 2002:

                                                                                 YEAR ENDED
                                                                                 JULY 31,
                                                                                 ----------
                                                               2003                2002                  2001
                                                            ----------          -----------           -----------
Reported net income (loss)                                  $   47,588          $  (742,079)          $  (125,785)
Goodwill amortization                                                -              252,349               252,349
                                                            ----------          -----------           -----------
    Adjusted net income (loss)                                  47,588             (489,730)              126,564

Basic and diluted net income (loss) per share:
  Reported net income (loss)                                      0.03                (0.45)                (0.07)
  Goodwill amortization                                              -                 0.15                  0.15
                                                            ----------          -----------           -----------
  Adjusted net income (loss)                                $     0.03          $     (0.30)          $       .08

Weighted average common shares outstanding                   1,669,955            1,648,322             1,692,972

Diluted weighted average common shares outstanding           1,774,409            1,648,322             1,694,660

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's adoption of SFAS 142 had no effect on the Company's acquired identifiable intangible assets that are subject to amortization. Intangible assets are amortized over their useful economic life and tested for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         The following table presents intangible assets at July 31, 2003 and July 31, 2002:

                                                JULY 31, 2003                                     JULY 31, 2002
                                     ------------------------------------              ------------------------------------
                                      CARRYING                ACCUMULATED               CARRYING                ACCUMULATED
                                       VALUE                 AMORTIZATION                VALUE                 AMORTIZATION
                                     ----------              ------------              ----------              ------------
Non-compete Agreements               $2,342,915               $2,036,247               $2,342,915               $1,874,283

         During the year ended July 31, 2003, 2002 and 2001, the Company recorded total amortization expense of $161,964, $139,316, and $152,682, respectively. Amortization expense is estimated at $106,085, $84,384, $62,616, $28,712 and $10,020 for years ended July 31, 2004 through 2008, respectively.

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

         Stock-based compensation

         The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plan. In 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect the provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

         In accordance with APB 25, the Company has recognized $4,390 in compensation cost for stock options granted during the year ended July 31, 2003.

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Pro forma net income and net income per common share

         Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for 2003, 2002 and 2001 would approximate the pro forma amounts below:

                                        AS REPORTED     PRO FORMA      AS REPORTED     PRO FORMA    AS REPORTED    PRO FORMA
                                          7/31/03        7/31/03         7/31/02        7/31/02       7/31/01       7/31/01
                                        -----------    -----------     -----------    -----------   -----------   ------------
Net income (loss)                        $   47,588    $  (166,446)    $  (742,079)   $ (771,424)   $ (125,785)   $  (148,177)
Basic and diluted net income (loss)
  per common share                       $     0.03    $      (.10)    $      (.45)   $     (.47)   $     (.07)   $      (.08)

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 3.31%, 4.12% and 6.06% for 2003, 2002, and 2001, respectively; the expected life of options is 6.61 years for 2003, and
         5.00 years for 2002 and 2001, respectively; and a volatility of 59.60%, 46.84% and 43.03% for options granted in 2003, 2002 and 2001, respectively.

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the 1996 fiscal year.

         Earnings per common share

         Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the fiscal years ended July 31, 2003 and July 31, 2002, 49,043 and 110,060, respectively, shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

         Advertising costs

         Costs incurred for producing and communicating advertising are charged to expense as incurred.

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

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the criteria for consolidation by business enterprises of variable interest entities. The Company does not have variable interest entities and therefore, FIN 46 will have no impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. Further, SFAS 150 requires certain obligations that a reporting entity can or must settle by issuing its own equity shares to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modeified after May 51, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial statements.

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

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                              JULY 31,
                                                  --------------------------------
                                                     2003                 2002
                                                  -----------          -----------
Building and leaseholds                           $ 3,800,476          $ 3,849,666
Vehicles                                            3,261,702            3,510,662
Furniture and fixtures                              1,005,047            1,069,302
Computer equipment                                    634,910              630,578
                                                  -----------          -----------
                                                    8,702,135            9,060,208
Accumulated depreciation                           (5,969,337)          (5,393,259)
                                                  -----------          -----------
                                                  $ 2,732,798          $ 3,666,949
                                                  ===========          ===========

         Depreciation expense for property and equipment was $1,318,365, $1,417,979 and $1,566,788 for 2003, 2002 and 2001.

4.       NOTES PAYABLE

         Notes payable consists of the following:

                                                                                              YEARS ENDED JULY 31,
                                                                                     -------------------------------------
                                                                                        2003                      2002
                                                                                     -----------               -----------
Senior collateralized debt

Revolving Credit Loan Agreement dated August 19, 1993,
amended October 1, 2003, borrowing limit is $11,500,000,
interest payable monthly at prime plus 1.5%, note
matures on May 31, 2005; note collateralized by
substantially all the Company's assets                                               $ 6,400,000               $ 7,900,000

Subordinated debt

Note payable to limited partnership and stockholder dated
October 26, 2001, amended October 1, 2003, interest paid
quarterly at 8% beginning October 1, 1993; note, as amended,
matures on May 31, 2005                                                                3,000,000                 3,000,000

Other notes payable

Note payable to bank dated April 11, 1994, principal payable monthly; interest payable at 9% per annum; note matures on
April 15, 2006; note collateralized by associated real estate                             51,299                    67,192
                                                                                     -----------               -----------
                                                                                     $ 9,451,299               $10,967,192
                                                                                     ===========               ===========

         At July 31, 2003 and 2002 the prime rate was 4.00% and 4.75%, respectively.

         Under the terms of the revolving line of credit, the Company cannot declare or pay any cash dividends.

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On December 13, 2002, the Company and its lender amended the subordinated note payable to a limited partnership and stockholder dated October 26, 2001. The amendment extended the maturity date from November 1, 2003 to May 31, 2004.

         On October 31, 2002, the Company amended and restated its Revolving Credit Loan Agreement (the "Agreement") with its lender. In the amendment, the lender extended the maturity date from October 1, 2003 to May 31, 2004 and modified the interest rate, minimum tangible net worth provision, and minimum interest coverage ratio. The amendment adds a minimum year to date profitability requirement effective beginning May 31, 2003. At August 31, 2002 and September 30, 2002 the Company was in violation of the minimum net worth provision of the Agreement. The Company obtained a waiver of such violations from the lender and has been in compliance thereafter.

         On October 1, 2003, the Company further amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from May 31, 2004 to May 31, 2005, modified the minimum effective tangible net worth provision, modified the maximum debt-to-effective tangible net worth provision, and eliminated the idle inventory coverage and capital expenditure covenant.

         On October 1, 2003, the Company and the lender further amended the subordinated note payable to a limited partnership and stockholder dated October 26, 2001. The amendment extended the maturity date from May 31, 2004 to May 31, 2005.

         At July 31, 2003, the carrying value of the Company's senior collateralized debt and other notes payable approximated fair value, estimated primarily based on the borrowing rates available to the Company for debt with similar terms and average maturities. It is not practicable to estimate the fair value of the Company's subordinated debt because it is with a related party.

         Following is a summary of maturities of notes payable for each of the periods ending July 31:

2004                     $   17,242
2005                      9,418,860
2006                         15,197
2007                              -
2008                              -
Thereafter                        -
                         ----------
                         $9,451,299
                         ==========

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       INCOME TAXES

         The provisions for income tax consists of the following for the years ended July 31:

                                       2003                2002               2001
                                    ----------          ----------          -------
Current:
  Federal                           $(163,103)          $(116,109)          $     -
  State                                 4,811                   -                 -
                                    ---------           ---------           -------
                                     (158,292)           (116,109)                -
                                    ---------           ---------           -------
Deferred:
  Federal                             196,946            (102,139)           79,564
  State                               (15,905)             (4,685)           17,924
                                    ---------           ---------           -------
                                      181,041            (106,824)           97,488
                                    ---------           ---------           -------
Total income tax provision          $  22,749           $(222,933)          $97,488
                                    =========           =========           =======

         Significant components of the Company's deferred income tax assets at July 31, 2003 and 2002, respectively, are as follows:

                                               2003                  2002
                                            -----------           -----------
Net operating loss carryforward             $ 1,652,253           $ 1,106,485
Investment tax credit carryforward                    -                 2,688
Minimum tax credit carryover                          -               208,833
Property and equipment                          715,056               548,122
Intangible assets                               356,591               378,568
Accrued expenses                                101,405               383,102
                                            -----------           -----------
      Total deferred tax assets               2,825,305             2,627,798

Rental merchandise                           (2,523,271)           (2,142,035)
                                            -----------           -----------
      Total deferred tax liabilities         (2,523,271)           (2,142,035)
                                            -----------           -----------
Valuation allowance                                   -                (2,688)
                                            -----------           -----------
      Net deferred tax asset                $   302,034           $   483,075
                                            ===========           ===========

         Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized.

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is the reconciliation of the U.S. statutory tax rate to the Company's effective tax rate for the years ended July 31:

                                                      2003               2002                2001
                                                    --------           ---------           --------
Federal income tax expense (benefit) at
  statutory rate of 34%                             $ 24,421           $(280,270)          $ (9,621)
Goodwill amortization                                      -              58,117             71,192
State income tax                                      (7,322)             (3,092)            33,202
Other                                                  5,650               2,312              2,715
                                                    --------           ---------           --------
     Provision for income tax expense (benefit)     $ 22,749           $(222,933)          $ 97,488
                                                    ========           =========           ========

         During 2003, the net operating loss carryforwards were increased by $966,496 and during 2002, the net operating loss carryforwards were decreased by $106,238. At July 31, 2003, the Company has a Federal net operating loss carryforward of approximately $4,663,686 expiring from 2006 to 2022. The Company has State net operating loss carryforwards totaling $1,834,711 which expires from 2017 to 2019. Utilization of the U.S. federal net operating loss carryforwards may be limited by the separate return loss year rules and could be affected by ownership changes which could occur in the future.

6.       RELATED PARTY TRANSACTIONS

         Interest expense relating to notes payable to affiliates amounted to $243,335, $242,668 and $243,384 for the years ended July 31, 2003, 2002 and 2001, respectively.

         As of July 31, 2002, the Company had advanced $1,000,000 to the President and Chief Executive Officer in the form of a promissory note (the "Note"). The Note matures on January 1, 2008 and bears interest at the lesser of i) the Applicable Federal Rate or ii) the maximum nonusurious rate as defined in the Note. Per the terms of the Note, the Company will forgive one-fifth of the principal and all related accrued interest on December 31 of each year beginning in 2003 through 2007. If the President and Chief Executive Officer's employment is terminated with cause by the Company or without good reason by the President and Chief Executive Officer all outstanding unearned principal and accrued interest must be repaid. As of July 31, 2003, $855,556 of the Note remained outstanding.

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       LEASES

         The Company leases all store facilities, with the exception of one, under operating leases with terms ranging from one to ten years. Many leases contain escalation clauses. Future minimum lease obligations under noncancelable operating leases for the Company at July 31, 2003 are as follows:

2004                                                       $ 2,294,634
2005                                                         2,039,866
2006                                                         1,682,514
2007                                                         1,170,830
2008                                                           799,188
Thereafter                                                     570,782
                                                           -----------
                                                           $ 8,557,814
                                                           ===========

8.       SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS

         Cash interest payments for the years ended July 31, 2003, 2002 and 2001 are $694,185, $793,766 and $1,317,362, respectively. Cash tax payments for the years ended July 31, 2002 and 2001 are $89,874, and $478,643, respectively.

9.       INCENTIVE PLANS

         STOCK OPTION PLAN

         The Company has a stock option plan (the "Plan") for officers and employees of the Company or its affiliates, under which the maximum number of shares, which may be granted in the aggregate, is 385,000 of the Company's Common Stock. The Plan, which became effective June 30, 1995, provides for the options to be granted, become exercisable, and terminate upon terms established by the Board of Directors (the "Committee"). Shares become exercisable from time to time (but not sooner than six months after the date of grant) over such period and upon such terms as the Committee may determine, but such exercise can not at any time be less than 25 shares unless the remaining shares that have become so purchasable are less than 25 shares.

         All options granted to the employees have an exercise price no less than the fair market value of the stock at grant date. The options vest under one of the following conditions: (i) one-third each year, beginning on the first anniversary of the date of grant, (ii) one-half each year, beginning on the first anniversary of the date of grant, or
         (iii) one-fourth each year, beginning on the first anniversary of the date of grant. Options granted under the Plan expire in 10 years from the date of grant.

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the status of the Company's stock options as of July 31, 2003, 2002 and 2001 and the changes during the year ended on those dates is presented below:

                                                                             STOCK OPTIONS
                                    -------------------------------------------------------------------------------------------
                                                2003                            2002                            2001
                                    ---------------------------     ---------------------------     ---------------------------
                                                       WEIGHTED                        WEIGHTED                        WEIGHTED
                                     # SHARES          AVERAGE       # SHARES          AVERAGE       # SHARES          AVERAGE
                                    UNDERLYING         EXERCISE     UNDERLYING         EXERCISE     UNDERLYING         EXERCISE
                                      OPTIONS           PRICES        OPTIONS           PRICES        OPTIONS           PRICES
                                    ----------         --------     ----------         --------     ----------         --------
Outstanding at beginning of year      200,590          $   4.70       191,890          $   5.47       194,360          $   5.79
  Granted                             126,505          $   9.08       106,000          $   4.02        24,030          $   4.06
  Exercised                            25,600          $   5.59             -               N/A             -          $   6.24
  Forfeited                            24,500          $   5.78        97,300          $   5.48        26,500          $      -
  Expired                                   -             N/A               -             N/A               -             N/A
Outstanding at end of year            276,995          $   6.46       200,590          $   4.70       191,890          $   5.45
Exercisable at end of year             92,385          $   5.52        90,115          $   5.36       158,018          $   5.38
Available for grant at end of year     73,205                 -        75,210                 -        83,910                 -
Weighted average fair value of
  options granted                                      $   5.51                        $   1.85                        $   1.82

         The following table summarizes information about stock options outstanding at July 31, 2003:

                                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                         ---------------------------------------------------   -----------------------------
                                            WEIGHTED
                         NUMBER OF      AVERAGE REMAINING   WEIGHTED AVERAGE   NUMBER OF    WEIGHTED AVERAGE
 EXERCISE PRICE           OPTIONS       CONTRACTUAL LIFE     EXERCISE PRICE     OPTIONS      EXERCISE PRICE
 --------------          ---------      -----------------   ----------------   ---------    ----------------
$4.00 to $7.00            158,490          7.82 years           $    4.51        86,385         $    4.90
$7.95 to $8.81            102,505          9.40 years           $    8.22             -                 -
$13.50 to $16.50           16,000          9.83 years           $   14.50         6,000         $   14.50
                         --------          ----                 ---------        ------         ---------
$4.00 to $16.50           276,995          8.52 years           $    6.46        92,385         $    5.52
                         ========          ====                 =========        ======         =========

         401(k) PLAN

         The Company established a Retirement Savings Plan (the "Savings Plan"), effective as of September 1, 1994, which is intended to qualify under
         Section 401(k) of the Internal Revenue Code "the Code". Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan. For the year ended July 31, 2003, 2002 and 2001, the Company contributed approximately $81,000, $105,000 and $145,000, respectively, to the Savings Plan. All assets of the Savings Plan are held in trust.

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      LEGAL CONTINGENCIES

         In December 2001, the Company settled a lawsuit brought by approximately fifteen plaintiffs in the Billings Division of the United States District Court for the State of Montana who have asserted claims against a number of defendants, including the Company, who were involved in the production of oil and gas or who owned oil and gas facilities in Montana. Plaintiffs alleged that the Company is the successor in interest to Amarco Resources Corporation, which, in the past, owned interests in two wells in the oil field. One of these wells is an alleged source of contamination of groundwater. The settlement was for approximately $130,000, including attorney's fees.

         In July 2003, the County Court of the Second Judicial District of Bolivar County, Mississippi entered final judgment against the Company in a lawsuit brought by a former lessor. The lessor alleged that the Company had breached the terms and conditions of a lease agreement for a store location in Mississippi when the Company vacated the premises and failed to properly notify the lessor of its intentions not to exercise an option extending the original lease term. The judgment against the Company was for approximately $70,000, including attorney fees. The Company has appealed the judgment and believes that it has a meritorious defense to the plaintiff's claims. Accordingly, no amount related to the lawsuit has been accrued in the balance sheet.

         The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

BESTWAY, INC.                                                          FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table represents certain unaudited financial information for the periods indicated:

                                             OCTOBER 31            JANUARY 31             APRIL 30             JULY 31
                                            ------------           -----------           ----------          -----------
Year ended July 31, 2003
  Revenue                                    $ 8,272,962           $ 8,894,260           $9,213,864          $ 9,125,742
  Cost and operating expenses                  8,593,876             8,884,355            8,978,120            8,980,140
                                            ------------           -----------           ----------          -----------
  Income (loss) before income taxes             (320,914)                9,905              235,744              145,602
                                            ------------           -----------           ----------          -----------
  Income tax expense (benefit)                   (84,224)              (32,714)              88,638               51,049
                                            ------------           -----------           ----------          -----------
  Net income (loss)                             (236,690)               42,619              147,106               94,553
                                            ------------           -----------           ----------          -----------
  Basic net income
    (loss) per share                        ($      0.14)          $      0.03           $     0.09          $      0.06
                                            ============           ===========           ==========          ===========
  Diluted net income (loss)
    per share                               ($      0.14)          $      0.02           $     0.08          $      0.05
                                            ============           ===========           ==========          ===========
Year ended July 31, 2002
  Revenue                                    $ 8,450,505           $ 8,493,850           $8,423,551          $ 8,166,022
  Cost and operating expenses                  8,726,707             8,575,964            7,891,298            9,304,971
                                            ------------           -----------           ----------          -----------
  Income (loss) before income taxes             (276,202)              (82,114)             532,253           (1,138,949)
                                            ------------           -----------           ----------          -----------
  Income tax expense (benefit)                   (84,320)               (8,391)             230,746             (360,968)
                                            ------------           -----------           ----------          -----------
  Net income (loss)                             (191,882)              (73,723)             301,507             (777,981)
                                            ------------           -----------           ----------          -----------
  Basic and diluted net income
    (loss) per share                        ($      0.11)          ($     0.04)          $     0.19         ($      0.48)
                                            ============           ===========           ==========         ============

BESTWAY, INC.                                                          FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The management of the Company, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of July 31, 2003. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that as of July 31, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report is made known to them by others on a timely basis. There have not been any changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter and year ending July 31, 2003 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2003, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2003, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2003, and is incorporated herein by reference.

ITEM 14. PRINCIPAL AND ACCOUNTANT FEES AND SERVICES

         The information required will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders for 2003, and is incorporated herein by reference.

BESTWAY, INC.                                                          FORM 10-K

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a) The following consolidated financial statements of Bestway, Inc. are included in Part II, Item 8:

                  Report of Independent Auditors
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Cash Flows
                  Consolidated Statements of Stockholders' Equity
                  Notes to Consolidated Financial Statements

         (b)      Reports on Form 8-K for the quarter ended July 31, 2003:

                  We filed a Current Report on Form 8-K on June 12, 2003 regarding a press release issued on June 12, 2003 announcing Bestway's financial and operating results for the quarter ended April 30, 2003.

BESTWAY, INC.                                                          FORM 10-K

   (c) Exhibits

        EXHIBIT
        NUMBER                            DOCUMENT

         3.1 Amended and Restated Certificate of Incorporation of Bestway, incorporated by reference to Bestway's Current Report on Form 8-K, filed September 2, 1993.

         3.2 Restated and Amended Bylaws of Bestway, incorporated by reference to Bestway's Annual Report on Form 10-K, for the year ended December 31, 1984.

         3.3*     Amendment No. 1 to the Restated and Amended Bylaws of Bestway.

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

         10.3 Second Amended and Restated Revolving Credit Loan dated October 1, 2003, by and between Bestway and Comerica Bank-Texas, incorporated by reference to Bestway's Current Report on Form 8-K filed October 3, 2003.

         10.4* Second Amended and Restated Promissory Note, dated October 26, 2001, by Bestway in favor of O'Donnell & Masur, L.P.

         10.5 Extension Agreement for the Second Amended and Restated Promissory Note, dated October 1, 2003, between O'Donnell & Masur, L.P. and Bestway, incorporated by reference in Bestway's Current Report on Form 8-K, filed October 3, 2003.

         10.6 Amendment Number One to Bestway Incentive Stock Option Plan, dated December 4, 2000, incorporated by reference to Bestway's Annual Report on Form 10-K for the year ended July 31, 2001.

         10.7 Amendment Number Two to Bestway Incentive Stock Option Plan, dated November 26, 2002, incorporated by reference to Bestway's Registration Statement on Form S-8, filed March 20, 2003.

         10.8 Employment Agreement, dated July 8, 2002, between Bestway and David A. Kraemer, incorporated by reference to Bestway's Annual Report on Form 10-K for the year ended July 31, 2002.

         10.9 Severance Agreement, dated July 22, 2002, between Bestway and Teresa A. Sheffield, incorporated by reference to Bestway's Annual Report on Form 10-K for the year ended July 31, 2002.

        31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          21*     Subsidiaries

          23*     Consent of PricewaterhouseCoopers LLP

------------------
*Filed herewith

BESTWAY, INC.                                                          FORM 10-K

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BESTWAY, INC.

October 27, 2003                          /s/ David A. Kraemer
                                          --------------------------------------
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 24th day of October 2003.

       SIGNATURE                                          TITLE
       ---------                                          -----
   /s/ R. Brooks Reed                   Chairman of the Board of Directors
-------------------------
     R. BROOKS REED

   /s/ Jack E. Meyer                    Director
-------------------------
    JACK E. MEYER

 /s/ James A. O'Donnell                 Director
-------------------------
   JAMES A. O'DONNELL

/s/ Bernard J. Hinterlong               Director
-------------------------
  BERNARD J. HINTERLONG

  /s/ David A. Kraemer                  Director, President and Chief Executive Officer
-------------------------
   DAVID A. KRAEMER

  /s/ Beth A. Durrett                   Chief Financial Officer and Secretary
-------------------------
   BETH A. DURRETT