Form 10-Q
period 2003-10-31
BESTWAY INC
filed 2003-12-15
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2003, was 1,678,922.

BESTWAY, INC.                                                          FORM 10-Q

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                October 31, 2003


                                                                                              PAGE NOS.
                                                                                              ---------
PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements (Unaudited)

             a) Condensed Consolidated Balance Sheets as of
                October 31, 2003 and July 31, 2003                                                 3

             b) Condensed Consolidated Statements of Operations
                for the Three Months Ended October 31, 2003 and 2002                               4

             c) Condensed Consolidated Statements of Cash Flows
                for the Three Months Ended October 31, 2003 and 2002                               5

             d) Condensed Consolidated Statements of Stockholders' Equity
                for the Three Months Ended October 31, 2003                                        6

             e) Notes to the Condensed Consolidated Financial Statements                           7

     ITEM 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                10

     ITEM 4. Controls and Procedures                                                              15

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                                    16

     ITEM 6. Exhibits and Reports on Form 8-K, Signatures                                         16

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       OCTOBER 31,       JULY 31,
                                                                         2003              2003
                                                                      ------------     ------------
ASSETS

Cash and cash equivalents                                             $    319,214     $    305,869
Prepaid expenses                                                           191,356          189,882
Taxes receivable                                                           180,976          180,976
Deferred income taxes                                                      263,165          302,034
Other assets                                                                73,544           45,026

Rental merchandise, at cost                                             22,352,332       22,488,380
    less accumulated depreciation                                        8,646,455        8,630,316
                                                                      ------------     ------------
                                                                        13,705,877       13,858,064
                                                                      ------------     ------------

Property and equipment, at cost                                          8,656,431        8,702,135
    less accumulated depreciation                                        6,156,080        5,969,337
                                                                      ------------     ------------
                                                                         2,500,351        2,732,798
                                                                      ------------     ------------
Employee advance                                                           822,222          855,556
Non-competes, net of amortization                                          278,785          306,668
Goodwill, net of amortization                                            1,225,295        1,225,295
                                                                      ------------     ------------
        Total assets                                                  $ 19,560,785     $ 20,002,168
                                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                      $  1,172,840     $    751,328
Accrued interest-related parties                                            20,667           20,667
Other accrued liabilities                                                1,431,942        1,460,081
Notes payable-related parties                                            3,000,000        3,000,000
Notes payable-other                                                      5,547,096        6,451,299

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                         --               --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,783,267 issued at October 31, 2003 and 1,782,517 issued at
      July 31, 2003                                                         17,832           17,825
    Paid-in capital                                                     16,303,597       16,298,662
    Less treasury stock, at cost, 104,345 at October 31, 2003 and
      July 31, 2003                                                       (563,083)        (563,083)
    Accumulated deficit                                                 (7,370,106)      (7,434,611)
                                                                      ------------     ------------
        Total stockholders' equity                                       8,388,240        8,318,793
                                                                      ------------     ------------
           Total liabilities and stockholders' equity                 $ 19,560,785     $ 20,002,168
                                                                      ============     ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                                       October 31,      October 31,
                                                          2003             2002
                                                      ------------     ------------
Revenues:
    Rental and fee income                             $  8,894,938     $  7,994,191
    Sales of merchandise                                   164,089          278,771
                                                      ------------     ------------
                                                         9,059,027        8,272,962
                                                      ------------     ------------
Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                                 1,759,171        1,620,547
      Other                                                328,441          372,537
    Cost of merchandise sold                               156,359          352,240
    Salaries and wages                                   2,641,325        2,444,473
    Advertising                                            463,889          384,990
    Occupancy                                              618,270          589,060
    Other operating expenses                             2,837,956        2,654,078
    Interest expense                                       152,814          175,165
    (Gain) loss on sale of property and equipment           (2,572)             786
                                                      ------------     ------------
                                                         8,955,653        8,593,876
                                                      ------------     ------------
Income (loss) before income taxes                          103,374         (320,914)
                                                      ------------     ------------
    Income tax expense (benefit)                            38,869          (84,224)
                                                      ------------     ------------
Net income (loss)                                     $     64,505     $   (236,690)
                                                      ------------     ------------
Basic and diluted net income (loss) per share         $        .04     $       (.14)
                                                      ============     ============
Weighted average common shares outstanding               1,678,672        1,652,572
                                                      ============     ============
Diluted weighted average common shares outstanding       1,835,559        1,652,572
                                                      ============     ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                     October 31,      October 31,
                                                                        2003             2002
                                                                    ------------     ------------
Cash flows from operating activities:
    Net income (loss)                                               $     64,505     $   (236,690)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                  2,087,612        1,993,084
        Net book value of rental units retired                           725,892          909,453
        (Gain) loss on sale of property and equipment                     (2,572)             786
        Deferred income taxes                                             38,869          (84,224)
        Non-cash compensation expense                                     33,334           38,089
    Changes in operating assets and liabilities other than cash:
        Prepaid expenses                                                  (1,474)          29,089
        Other assets                                                     (28,518)           3,233
        Accounts payable                                                   5,656          229,104
        Other accrued liabilities                                        (28,139)        (276,429)
                                                                    ------------     ------------
Net cash flows provided by operating activities                        2,895,165        2,605,495
                                                                    ------------     ------------
Cash flows from investing activities:
    Purchase of rental units and equipment                            (1,917,022)      (2,132,949)
    Additions to property and equipment                                  (81,938)        (256,505)
    Proceeds from sale of property and equipment                          16,401            5,737
                                                                    ------------     ------------
Net cash flows used in investing activities                           (1,982,559)      (2,383,717)
                                                                    ------------     ------------
Cash flows from financing activities:
    Proceeds from notes payable                                          200,000          200,000
    Repayment of notes payable                                        (1,104,203)        (503,828)
    Stock options exercised                                                4,942               --
                                                                    ------------     ------------
Net cash flows used in financing activities                             (899,261)        (303,828)
                                                                    ------------     ------------
Cash and cash equivalents at beginning of period                         305,869          506,175
                                                                    ------------     ------------
Cash and cash equivalents at end of period                          $    319,214     $    424,125
                                                                    ============     ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

For the three months ended October 31, 2003:

                                         COMMON STOCK                            TREASURY STOCK                           TOTAL
                                 --------------------------   PAID-IN     --------------------------    ACCUMULATED    STOCKHOLDERS'
                                    SHARES        AMOUNT      CAPITAL        SHARES        AMOUNT         DEFICIT         EQUITY
                                 ------------  ------------ ------------  ------------  ------------    ------------   ------------
Balance at July 31, 2003            1,782,517  $     17,825 $ 16,298,662      (104,345) $   (563,083)   $ (7,434,611)  $  8,318,793

Stock options exercised                   750             7        4,935                                                      4,942

Net income for the three months
    ended October 31, 2003                                                                                    64,505         64,505
                                 ------------  ------------ ------------  ------------  ------------    ------------   ------------
Balance at October 31, 2003         1,783,267  $     17,832 $ 16,303,597      (104,345) $   (563,083)   $ (7,370,106)  $  8,388,240
                                 ============  ============ ============  ============  ============    ============   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         Bestway, Inc. and its consolidated subsidiaries (the "Company") is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At October 31, 2003, the Company operated 69 stores in seven states: Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The Company's corporate office is located in Dallas, Texas.

         The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. Such adjustments are of a normal recurring nature. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Form 10-K, particularly with regard to disclosure relating to significant accounting policies. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the date of grant. The Company sponsors a stock option plan for the benefit of its employees.

         The following table represents the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                           THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                      ----------------------------
                                                          2003            2002
                                                      ------------    ------------
Net income (loss)
    As reported                                       $     64,505    $   (236,690)
    Pro forma                                         $     16,355    $   (267,105)
Basic and diluted earnings (loss) per common share
    As reported                                       $        .04    $       (.14)
    Pro forma                                         $        .01    $       (.16)

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.       EARNINGS PER COMMON SHARE

         Basic earnings per common share is based on the weighted average common shares outstanding during the period. Diluted earnings per common share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three months ended October 31, 2003 and 2002, 5,000 and 189,590 shares, respectively, of common stock options were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

4.       RENTAL MERCHANDISE

         Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement, generally ranging from 12 to 30 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

         Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the three months ended October 31, 2003 and 2002, $364,490 and $385,966, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of operations.

5.       NOTES PAYABLE

         On October 1, 2003, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from May 31, 2004 to May 31, 2005, modified the minimum tangible net worth provision, modified the maximum debt-to-effective tangible net worth provision, and eliminated the idle inventory coverage and capital expenditure covenant.

         On October 1, 2003, the Company and the lender amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendment extended the maturity date from May 31, 2004 to May 31, 2005.

6.       NEW ACCOUNTING STANDARDS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the criteria for consolidation by business enterprises of variable interest entities. The provisions of FIN 46 were effective for all arrangements entered into after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, for arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are effective at the end of the first interim or annual period ending after December 15, 2003. The Company does not have variable interest entities and therefore, FIN 46 will have no impact on the Company's financial position or results of operations.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

7.       LEGAL CONTINGENCIES

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

         GENERAL

         The Company currently operates 69 rental-purchase stores located in seven states. Our stores offer quality, name brand, durable products, such as home electronics, household appliances, computers and furniture, under flexible rental-purchase agreements that typically allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period (ranging from 12 to 30 months). Customers have the option to return the product at any time without further obligation, and also have the option to purchase the product at any time during the rental period.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                           THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------
Revenues:
      Rental and fee income                                  98.2%          96.6%
      Sales of merchandise                                    1.8            3.4
                                                       ----------     ----------
                                                            100.0          100.0
                                                       ----------     ----------
Cost and operating expenses:
      Depreciation and amortization:
        Rental merchandise                                   19.4           19.6
        Other                                                 3.6            4.5
      Cost of merchandise sold                                1.7            4.3
      Salaries and wages                                     29.2           29.5
      Advertising                                             5.1            4.7
      Occupancy                                               6.8            7.1
      Other operating expenses                               31.4           32.1
      Interest expense                                        1.7            2.1
      (Gain) loss on sale of property and equipment            --             --
                                                       ----------     ----------
                                                             98.9          103.9
                                                       ----------     ----------
Income (loss) before income taxes                             1.1           (3.9)
                                                       ----------     ----------
      Income tax expense (benefit)                            0.4           (1.0)
                                                       ----------     ----------
        Net income (loss)                                     0.7%          (2.9)%
                                                       ==========     ==========

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002

         Total revenue increased $786,065, or 9.5% to $9,059,027 for the quarter ended October 31, 2003 from $8,272,962 for the quarter ended October 31, 2002. The increase was attributable to increased revenues in same stores. Same store revenues represent those revenues earned in stores that were opened by the Company for the entire three months ended October 31, 2003 and 2002. The improvement was attributable to an increase in the number of customers served, as well as revenue earned per agreement on rent, mainly in furniture and home electronics. Of the increase in revenue from same stores, sales of merchandise decreased $114,682, or 41.1% to $164,089 for the quarter ended October 31, 2003 from $278,771 for the quarter ended October 31, 2002. The decrease in sales of merchandise was primarily attributable to a decrease in the number of items sold in the quarter ended October 31, 2003 from the number of items sold in the quarter ended October 31, 2002.

         Total costs and operating expenses increased $361,777, or 4.2% to $8,955,653 for the quarter ended October 31, 2003 from $8,593,876 for the quarter ended October 31, 2002 and decreased 5.0% as a percentage of total revenue to 98.9% from 103.9%. In fiscal year 2003, the Company implemented strategies to improve profitability, including eliminating lower-cost, lower-margin merchandise from our product mix, focusing on higher revenue-generating merchandise, investing in training and developing our people and implementing a more aggressive and targeted marketing campaign.

         Depreciation of rental merchandise increased $138,624, or 8.6% to $1,759,171 for the quarter ended October 31, 2003 from $1,620,547 for the quarter ended October 31, 2002 and decreased .2% as a percentage of total revenue to 19.4% from 19.6%. Depreciation of rental merchandise expressed as a percentage of rental income excluding fees decreased 1.0% to 23.6% from 24.6% primarily due to improved product margins. Other depreciation and amortization decreased $44,096, or 11.8% to $328,441 for the quarter ended October 31, 2003 from $372,537 for the quarter ended October 31, 2002 and decreased .9% as a percentage of total revenue to 3.6% from 4.5% primarily due to the full amortization of certain non-competes during fiscal year 2003.

         Cost of merchandise sold decreased $195,881, or 55.6% to $156,359 for the quarter ended October 31, 2003 from $352,240 for the quarter ended October 31, 2002. The decrease in cost of merchandise sold was primarily attributable to a decrease in the number of items sold in the quarter ended October 31, 2003. During the quarter ended October 31, 2003 and 2002, the Company's margin related to merchandise sales was income of $7,730 and a loss of $73,469, respectively. The Company's loss in the quarter ended October 31, 2002 was the result of eliminating lower-cost, lower-margin merchandise from our product mix by lowering cash purchase prices on products identified as generating margins lower than industry norms.

         Salaries and wages increased $196,852, or 8.1% to $2,641,325 for the quarter ended October 31, 2003 from $2,444,473 for the quarter ended October 31, 2002 and as a percentage of total revenue decreased .3% to 29.2% from 29.5%. The increase was primarily attributable to increased store level labor costs of $164,546 due to additional store staffing and higher pay rates.

         Advertising expense increased $78,899, or 20.5% to $463,889 for the quarter ended October 31, 2003 from $384,990 for the quarter ended October 31, 2002 and increased .4% as a percentage of total revenue to 5.1% from 4.7%. The increase is attributable to the Company's investment in implementing a more aggressive and targeted marketing campaign.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         Occupancy expense increased $29,210, or 5.0% to $618,270 for the quarter ended October 31, 2003 from $589,060 for the quarter ended October 31, 2002. Occupancy expense as a percentage of total revenue decreased .3% to 6.8% from 7.1% primarily due to the increase in revenue.

         Other operating expenses increased $183,878, or 6.9% to $2,837,956 for the quarter ended October 31, 2003 from $2,654,078 for the quarter ended October 31, 2002 and decreased .7% to 31.4% from 32.1%. The increase was attributable to a number of factors, including increased repairs of rental merchandise, increased store level recruiting costs and increased legal expense. The increase was offset by decreased group insurance costs.

         Interest expense decreased $22,351, or 12.8% to $152,814 for the quarter ended October 31, 2003 from $175,165 for the quarter ended October 31, 2002 and decreased .4% to 1.7% from 2.1%. The decrease in interest is primarily attributable to decreased indebtedness.

         Income before income taxes increased $424,288, or 132.2% to income of $103,374 for the quarter ended October 31, 2003 compared to a loss of $320,914 for the quarter ended October 31, 2002. Income before income taxes as a percentage of total revenue increased to income of 1.1% for the quarter ended October 31, 2003 compared to a loss of 3.9% for the quarter ended October 31, 2002. The increase was primarily the result of eliminating lower-cost, lower-margin merchandise from our product mix, focusing on higher revenue-generating merchandise, and increasing the Company's investment in store personnel and advertising.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the quarter ended October 31, 2003, the Company's net cash flows from operating activities were $2,895,165 as compared to $2,605,495 for the quarter ended October 31, 2002. The increase in cash provided by operations was primarily due to increased cash receipts from customers.

         For the quarter ended October 31, 2003, the Company's net cash flows used in investing activities were $1,982,559 as compared to $2,383,717 for the quarter ended October 31, 2002. The Company's investing activities reflects a $215,927 decrease in the purchase of rental units and a $174,567 decrease in additions to property and equipment. The decrease in the amount of rental merchandise purchased during the quarter ending October 31, 2003 is a result of a decrease in the number of items cash sold. The decrease in additions to property and equipment is a result of purchasing laser printers and copy machines in all stores during the quarter ended October 31, 2002.

         For the quarter ended October 31, 2003, the Company's net cash flows used in financing activities were $899,261 as compared to net cash flows used in financing activities of $303,828 for the quarter ended October 31, 2002. The increase in financing activities principally reflects increased repayments of the Company's debt.

         On October 1, 2003, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from May 31, 2004 to May 31, 2005, modified the minimum effective tangible net worth provision, modified the maximum debt-to-effective tangible net worth provision, and eliminated the idle inventory coverage and capital expenditure covenant.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         On October 1, 2003, the Company amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendment extended the maturity date from May 31, 2004 to May 31, 2005.

         The Company's capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company's primary source of liquidity and capital are from operations and borrowings. For the quarter ended October 31, 2003, the Company has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available line of credit of $6,000,000 under the Revolving Credit Loan Agreement provide adequate resources to meet the Company's future cash obligations.

         INFLATION

         Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

         RECENTLY ISSUED ACCOUNTING PRINCIPLE

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the criteria for consolidation by business enterprises of variable interest entities. The provisions of FIN 46 were effective for all arrangements entered into after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, for arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are effective at the end of the first interim or annual period ending after December 15, 2003. The Company does not have variable interest entities and therefore, FIN 46 will have no impact on the Company's financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or SEC and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of the end of the period covered by this report, Bestway carried out an evaluation, under the supervision and with the participation of Bestway's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Bestway's disclosure controls and procedures. Based upon that evaluation, Bestway's Chief Executive Officer and Chief Financial Officer concluded that Bestway's disclosure controls and procedures, as defined in Rules 13(a) - 15(c) and 15 (d)-15(e) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in Bestway's periodic SEC reports.

         In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization and that transactions are recorded as necessary:

         - to permit preparation of financial statements in conformity with generally accepted accounting principles, and

         -        to maintain accountability for assets.

         Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

BESTWAY, INC.                                                          FORM 10-Q

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

*Filed herewith

         (b)      Report on Form 8-K for the quarter ended October 31, 2003:

                  We filed a Current Report on Form 8-K on October 3, 2003 regarding a press release issued on October 2, 2003 announcing Bestway's amended and restated Revolving Credit Loan Agreement and Subordinated Note Extension Agreement.

                  We filed a Current Report on Form 8-K on October 31, 2003 regarding a press release issued on October 20, 2003 announcing Bestway's financial and operating results for the quarter and year ended July 31, 2003.

BESTWAY, INC.                                                          FORM 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BESTWAY, INC.

December 15, 2003

                               /s/ Beth A. Durrett
                               -------------------
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)