Form 10-Q
period 2004-01-31
BESTWAY INC
filed 2004-03-16
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended January 31, 2004

                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568

                                  BESTWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  81-0332743
-------------------------------                   ----------------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

7800 Stemmons Freeway, Suite 320
        Dallas, Texas                                75247
--------------------------------                   ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 2004, was 1,681,422.

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                January 31, 2004

                                                                                            PAGE NOS.
                                                                                            ---------
PART I - FINANCIAL INFORMATION

     ITEM 1.      Financial Statements (Unaudited)

                  a)    Condensed Consolidated Balance Sheets as of
                        January 31, 2004 and July 31, 2003                                      3

                  b)    Condensed Consolidated Statements of Operations
                        for the Three and Six Months Ended January 31, 2004 and 2003            4

                  c)    Condensed Consolidated Statements of Cash Flows
                        for the Six Months Ended January 31, 2004 and 2003                      5

                  d)    Condensed Consolidated Statements of Stockholders' Equity
                        for the Six Months Ended January 31, 2004                               6

                  e)    Notes to the Condensed Consolidated Financial Statements                7

     ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         10

     ITEM 4.      Controls and Procedures                                                       18

PART II - OTHER INFORMATION

     ITEM 1.      Legal Proceedings                                                             19

     ITEM 6.      Exhibits and Reports on Form 8-K, Signatures                                  19

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                            JANUARY 31,          JULY 31,
                                                                               2004               2003
                                                                          ---------------    ---------------
ASSETS
Cash and cash equivalents                                                 $       823,058    $       305,869
Prepaid expenses                                                                  132,756            189,882
Taxes receivable                                                                   22,998            180,976
Deferred income taxes                                                             167,232            302,034
Other assets                                                                       75,874             45,026

Rental merchandise, at cost                                                    22,281,007         22,488,380
    less accumulated depreciation                                               8,525,392          8,630,316
                                                                          ---------------    ---------------
                                                                               13,755,615         13,858,064
                                                                          ---------------    ---------------
Property and equipment, at cost                                                 8,589,597          8,702,135
    less accumulated depreciation                                               6,183,307          5,969,337
                                                                          ---------------    ---------------
                                                                                2,406,290          2,732,798
                                                                          ---------------    ---------------
Employee advance                                                                  783,333            855,556
Non-competes, net of amortization                                                 250,902            306,668
Goodwill, net of amortization                                                   1,225,295          1,225,295
                                                                          ===============    ===============
        Total assets                                                      $    19,643,353    $    20,002,168
                                                                          ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                          $     1,073,947    $       751,328
Accrued interest-related parties                                                   20,667             20,667
Other accrued liabilities                                                       1,240,839          1,460,081
Notes payable-related parties                                                   3,000,000          3,000,000
Notes payable-other                                                             5,742,797          6,451,299

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $10.00 par value,
      1,000,000 authorized, none issued                                                --                 --
    Common stock, $.01 par value, 5,000,000 authorized,
      1,785,767 issued at January 31, 2004 and 1,782,517 issued at
      July 31, 2003                                                                17,857             17,825
    Paid-in capital                                                            16,321,227         16,298,662
    Less treasury stock, at cost, 104,345 at January 31, 2004 and
      July 31, 2003                                                              (563,083)          (563,083)
    Accumulated deficit                                                        (7,210,898)        (7,434,611)
                                                                          ---------------    ---------------
        Total stockholders' equity                                              8,565,103          8,318,793
                                                                          ===============    ===============
           Total liabilities and stockholders' equity                     $    19,643,353    $    20,002,168
                                                                          ===============    ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           January 31,                         January 31,
                                                   2004              2003               2004              2003
                                              ---------------   ---------------    ---------------   ---------------
Revenues:
    Rental and fee income                     $     9,370,876   $     8,502,669    $    18,265,815   $    16,496,860
    Sales of merchandise                              193,317           391,591            357,406           670,362
                                              ---------------   ---------------    ---------------   ---------------
                                                    9,564,193         8,894,260         18,623,221        17,167,222
                                              ---------------   ---------------    ---------------   ---------------
Cost and operating expenses:
    Depreciation and amortization:
      Rental merchandise                            1,862,648         1,728,322          3,621,819         3,348,869
      Other                                           308,540           379,407            636,981           751,944
    Cost of merchandise sold                          180,512           427,584            336,871           779,824
    Salaries and wages                              2,772,879         2,662,915          5,414,204         5,107,388
    Advertising                                       454,715           427,932            918,604           812,923
    Occupancy                                         632,683           593,122          1,250,953         1,182,182
    Other operating expenses                        2,946,454         2,499,317          5,784,411         5,153,395
    Interest expense                                  136,396           175,103            289,210           350,268
    Loss (gain) on sale of property and
      equipment                                        14,225            (9,347)            11,653            (8,561)
                                              ---------------   ---------------    ---------------   ---------------
                                                    9,309,052         8,884,355         18,264,706        17,478,232
                                              ---------------   ---------------    ---------------   ---------------
Income (loss) before income taxes                     255,141             9,905            358,515          (311,010)
                                              ---------------   ---------------    ---------------   ---------------
    Income tax expense (benefit)                       95,933           (32,714)           134,802          (116,938)
                                              ---------------   ---------------    ---------------   ---------------
Net income (loss)                             $       159,208   $        42,619    $       223,713   $      (194,072)
                                              ---------------   ---------------    ---------------   ---------------
Basic net income (loss) per share             $           .09   $           .03    $           .13   $          (.12)
                                              ===============   ===============    ===============   ===============
Diluted net income (loss) per share           $           .09   $           .02    $           .12   $          (.12)
                                              ===============   ===============    ===============   ===============
Weighted average common shares
    outstanding                                     1,681,089         1,671,705          1,679,880         1,662,139
                                              ===============   ===============    ===============   ===============
Diluted weighted average common
    shares outstanding                              1,825,787         1,752,091          1,831,179         1,662,139
                                              ===============   ===============    ===============   ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                            JANUARY 31,          JANUARY 31,
                                                                               2004                  2003
                                                                        -----------------     ----------------
Cash flows from operating activities:
   Net income (loss)                                                    $         223,713     $       (194,072)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                          4,258,800            4,100,813
         Net book value of rental units retired                                 1,501,804            1,814,993
         Loss (gain) on sale of property and equipment                             11,653               (8,561)
         Deferred income taxes                                                    134,802             (116,938)
         Non-cash compensation expense                                             72,223               72,154
   Changes in operating assets and liabilities other than cash:
         Prepaid expenses                                                          57,126               83,720
         Taxes receivable                                                         157,978              135,413
         Other assets                                                             (30,848)               4,358
         Accounts payable                                                         156,006              109,453
         Other accrued liabilities                                               (219,242)            (582,839)
                                                                        -----------------     ----------------
Net cash flows provided by operating activities                                 6,324,015            5,418,494
                                                                        -----------------     ----------------
Cash flows from investing activities:
   Purchase of rental merchandise                                              (4,854,562)          (5,397,129)
   Additions to property and equipment                                           (290,061)            (308,870)
   Proceeds from sale of property and equipment                                    23,702               11,357
                                                                        -----------------     ----------------
Net cash flows used in investing activities                                    (5,120,921)          (5,694,642)
                                                                        =================     ================
Cash flows from financing activities:
   Proceeds from notes payable                                                    800,000              800,000
   Repayment of notes payable                                                  (1,508,502)            (707,753)
   Stock options exercised                                                         22,597              139,350
                                                                        -----------------     ----------------
Net cash flows (used in) provided by financing activities                        (685,905)             231,597
                                                                        -----------------     ----------------
Cash and cash equivalents at beginning of period                                  305,869              506,175
                                                                        =================     ================
Cash and cash equivalents at end of period                              $         823,058     $        461,624
                                                                        =================     ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the six months ended January 31, 2004:

                                       COMMON STOCK                               TREASURY STOCK                           TOTAL
                                  -------------------------    PAID-IN      ------------------------     ACCUMULATED   STOCKHOLDERS'
                                    SHARES         AMOUNT      CAPITAL       SHARES         AMOUNT         DEFICIT        EQUITY
                                  ---------    ------------  ------------   --------    ------------    ------------   ------------
Balance at July 31, 2003          1,782,517    $     17,825  $ 16,298,662   (104,345)   $   (563,083)   $ (7,434,611)  $  8,318,793

Stock options exercised               3,250              32        22,565                                                    22,597

Net income for the six months
   ended January 31, 2004                                                                                    223,713        223,713
                                  ---------    ------------  ------------   --------    ------------    ------------   ------------
Balance at January 31, 2004       1,785,767    $     17,857  $ 16,321,227   (104,345)   $   (563,083)   $ (7,210,898)  $  8,565,103
                                  =========    ============  ============   ========    ============    ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Bestway, Inc. and its consolidated subsidiaries (the "Company") is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At January 31, 2004, the Company operated 69 stores in seven states: Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The Company's corporate office is located in Dallas, Texas.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The following table represents the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                  -----------------------------   ------------------------------
                                            JANUARY 31,                    JANUARY 31,
                                       2004            2003            2004           2003
                                  -------------   -------------   -------------   --------------
Net income (loss)
   As reported                    $     159,208   $      42,619   $     223,713   $    (194,072)
   Pro forma                      $     124,618   $      19,100   $     159,078   $    (236,570)
Basic earnings (loss) per
   common share
   As reported                    $         .09   $         .03   $         .13   $        (.12)
   Pro forma                      $         .07   $         .01   $         .09   $        (.14)
Diluted earnings (loss) per
   common share
   As reported                    $         .09   $         .02   $         .12   $        (.12)
   Pro forma                      $         .07   $         .01   $         .09   $        (.14)

3.       EARNINGS PER COMMON SHARE

         Basic earnings per common share is based on the weighted average common shares outstanding during the period. Diluted earnings per common share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three and six months ended January 31, 2004 and 2003, 20,413 and 0 and 21,391 and 265,595
         shares, respectively, of common stock options were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

4.       RENTAL MERCHANDISE

         Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement, generally ranging from 12 to 30 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

         Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the six months ended January 31, 2004 and 2003, $723,041 and $699,585, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.       NOTES PAYABLE

         On October 1, 2003 and February 25, 2004, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendments, the lender extended the maturity date from May 31, 2004 to May 31, 2006, modified the minimum effective tangible net worth provision, modified the maximum debt-to-effective tangible net worth provision, eliminated the idle inventory covenant, modified the interest rate from prime plus 1.50% to prime plus .75%. The amendments added a maximum year-to-date acquisition covenant.

         On October 1, 2003 and February 25, 2004, the Company amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendments extended the maturity date from May 31, 2004 to May 31, 2006.

6.       NEW ACCOUNTING STANDARDS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the criteria for consolidation by business enterprises of variable interest entities. The provisions of FIN 46 were effective for all arrangements entered into after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, FSP No. FIN 46-7 and FSP No. FIN 46-8, for arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are effective at the end of the first interim or annual period ending after March 14, 2004. The Company does not have variable interest entities and therefore, FIN 46 will have no impact on the Company's financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JANUARY 31,                 JANUARY 31,
                                                  ----------------------      ----------------------
                                                   2004          2003          2004          2003
                                                  -------       -------       -------       --------
Revenues:
      Rental and fee income                        98.0%         95.6%         98.1%         96.1%
      Sales of merchandise                          2.0           4.4           1.9           3.9
                                                  -----         -----         -----         -----
         Total revenues                           100.0         100.0         100.0         100.0
                                                  -----         -----         -----         -----
Cost and operating expenses:
      Depreciation and amortization:
         Rental merchandise                        19.5          19.4          19.5          19.5
         Other                                      3.2           4.3           3.4           4.4
      Cost of merchandise sold                      1.9           4.8           1.8           4.5
      Salaries and wages                           29.0          29.9          29.1          29.8
      Advertising                                   4.8           4.8           4.9           4.7
      Occupancy                                     6.6           6.7           6.7           6.9
      Other operating expenses                     30.8          28.1          31.1          30.0
      Interest expense                              1.4           2.0           1.6           2.0
      Loss (gain) on sale of property
         and equipment                              0.1          (0.1)           --            --
                                                  -----         -----         -----         -----
         Total cost and operating                  97.3          99.9          98.1         101.8
                                                  =====         =====         =====         =====
Income (loss) before income taxes                   2.7           0.1           1.9          (1.8)
                                                  -----         -----         -----         -----
      Income tax expense (benefit)                  1.0          (0.4)         (0.7)         (0.7)
                                                  -----         -----         -----         -----
         Net income (loss)                          1.7%          0.5%          2.6%         (1.1)%
                                                  =====         =====         =====         =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

         Total revenue increased $669,933, or 7.5% to $9,564,193 for the three months ended January 31, 2004 from $8,894,260 for the three months ended January 31, 2003. The increase was attributable to increased revenues in same stores. Same store revenues represent those revenues earned in stores that were opened by the Company for the entire three months ended January 31, 2004 and 2003. Of the increase in revenue from same stores, rental and fee income increased $868,207, or 10.2% to $9,370,876 for the three months ended January 31, 2004 from $8,502,669 for the three months ended January 31, 2003. The increase in rental and fee income is directly attributable to the success of our efforts on improving store operations through increasing our customer base and increasing the average price per unit on rent by upgrading our rental merchandise. Sales of merchandise decreased $198,274, or 50.6% to $193,317 for the three months ended January 31, 2004 from $391,591 for the three months ended January 31, 2003 as the Company discontinued and liquidated lower-margin merchandise in December, 2002.

         Total costs and operating expenses increased $424,697, or 4.8% to $9,309,052 for the three months ended January 31, 2004 from $8,884,355 for the three months ended January 31, 2003 and decreased 2.6% as a percentage of total revenue to 97.3% from 99.9%. In fiscal year 2003, the Company implemented strategies to improve profitability, including eliminating lower-cost, lower-margin merchandise from our product mix, focusing on higher revenue-generating merchandise, investing in training and developing our people and implementing a more aggressive and targeted marketing campaign.

         Depreciation of rental merchandise increased $134,326, or 7.8% to $1,862,648 for the three months ended January 31, 2004 from $1,728,322 for the three months ended January 31, 2003 and increased .1% as a percentage of total revenue to 19.5% from 19.4%. Depreciation of rental merchandise expressed as a percentage of rental and fee income decreased .5% to 19.8% from 20.3% primarily due to increased margins as a result of improved buying of new merchandise and eliminating lower-cost, lower-margin merchandise from our product mix. Other depreciation and amortization decreased $70,867, or 18.7% to $308,540 for the three months ended January 31, 2004 from $379,407 for the three months ended January 31, 2003. Other depreciation and amortization expressed as a percentage of total revenue decreased 1.1% to 3.2% from 4.3% primarily due to fully depreciated vehicles replaced by leased vehicles and the full amortization of certain non-competes during fiscal year 2003.

         Cost of merchandise sold decreased $247,072, or 57.8% to $180,512 for the three months ended January 31, 2004 from $427,584 for the three months ended January 31, 2003. The decrease in cost of merchandise sold was primarily attributable to a decrease in the number of items sold in the three months ended January 31, 2004 and the Company discontinued and liquidated lower-margin merchandise in December 2002. During the three months ended January 31, 2004 and 2003, the Company's margin related to merchandise sales was income of $12,805 and a loss of $35,993, respectively. The Company's loss in the three months ended January 31, 2003 was the result of eliminating lower-cost, lower-margin merchandise from our product mix by lowering cash purchase prices on products identified as generating margins lower than industry norms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         Salaries and wages increased $109,964, or 4.1% to $2,772,879 for the three months ended January 31, 2004 from $2,662,915 for the three months ended January 31, 2003. Salaries and wages expressed as a percentage of total revenues decreased to 29.0% for the three months ended January 31, 2004 from 29.9% for the three months ended January 31, 2003. This decrease was primarily attributable to an increase in same store revenues in the second quarter of 2004 as compared to 2003.

         Advertising expense increased $26,783, or 6.3% to $454,715 for the three months ended January 31, 2004 from $427,932 for the three months ended January 31, 2003 and remained constant as a percentage of total revenue at 4.8%.

         Occupancy expense increased $39,561, or 6.7% to $632,683 for the three months ended January 31, 2004 from $593,122 for the three months ended January 31, 2003. This increase was primarily attributable to expansions and relocations of certain stores based on targeted market analysis. Occupancy expense as a percentage of total revenue decreased .1% to 6.6% from 6.7% primarily due to the increase in same store revenues.

         Other operating expenses increased $447,137, or 17.9% to $2,946,454 for the three months ended January 31, 2004 from $2,499,317 for the three months ended January 31, 2003 and increased 2.7% as a percentage of total revenue to 30.8% from 28.1%. The increase was primarily attributable to a number of factors, including increased rental merchandise write-offs, increased store level recruiting costs, increased vehicle repair and lease costs, as well as increased legal expense.

         Interest expense decreased $38,707, or 22.1% to $136,396 for the three months ended January 31, 2004 from $175,103 for the three months ended January 31, 2003 and decreased .6% as a percentage of total revenue to 1.4% from 2.0%. The decrease in interest is attributable to decreased indebtedness and a lower effective interest rate.

         Income before income taxes increased $245,236, or 2475.9% to $255,141 for the three months ended January 31, 2004 compared to $9,905 for the three months ended January 31, 2003. Income before income taxes as a percentage of total revenue increased to 2.7% for the three months ended January 31, 2004 compared to .1% for the three months ended January 31, 2003. The increase was primarily the result of eliminating lower-cost, lower-margin merchandise from our product mix, focus on higher revenue-generating merchandise, and driving top line revenues through the Company's investment in store personnel and advertising.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         COMPARISON OF SIX MONTHS ENDED JANUARY 31, 2004 AND 2003

         Total revenue increased $1,455,999, or 8.5% to $18,623,221 for the six months ended January 31, 2004 from $17,167,222 for the six months ended January 31, 2003. The increase was attributable to increased revenues in same stores. Same store revenues represent those revenues earned in stores that were opened by the Company for the entire six months ended January 31, 2004 and 2003. Of the increase in revenue from same stores, rental and fee income increased $1,768,955, or 10.7% to $18,265,815 for the six months ended January 31, 2004 from $16,496,860 for the six months ended January 31, 2003. The increase in rental and fee income is directly attributable to the success of our efforts on improving store operations through increasing our customer base and increasing the average price per unit on rent by upgrading our rental merchandise. Sales of merchandise decreased $312,956, or 46.7% to $357,406 for the six months ended January 31, 2004 from $670,362 for the six months ended January 31, 2003. The decrease in sales of merchandise is primarily attributable to a decrease in the number of items sold in the six months ended January 31, 2004 from the number of items sold in the six months ended January 31, 2003.

         Total costs and operating expenses increased $786,474, or 4.5% to $18,264,706 for the six months ended January 31, 2004 from $17,478,232 for the six months ended January 31, 2003 and decreased 3.7% as a percentage of total revenue to 98.1% from 101.8%. In fiscal year 2003, the Company implemented strategies to improve profitability, including eliminating lower-cost, lower-margin merchandise from our product mix, focusing on higher revenue-generating merchandise, investing in training and developing our people and implementing a more aggressive and targeted marketing campaign.

         Depreciation of rental merchandise increased $272,950, or 8.2% to $3,621,819 for the six months ended January 31, 2004 from $3,348,869 for the six months ended January 31, 2003 and remained constant at 19.5% as a percentage of total revenue. Depreciation of rental merchandise expressed as a percentage of rental and fee income decreased .5% to 19.8% from 20.3% primarily due to increased margins as a result of improved buying of new merchandise and eliminating lower-cost, lower-margin merchandise from our product mix. Other depreciation and amortization decreased $114,963, or 15.3% to $636,981 for the six months ended January 31, 2004 from $751,944 for the six months ended January 31, 2003. Other depreciation and amortization expressed as a percentage of total revenue decreased 1.0% to 3.4% from 4.4% primarily due to fully depreciated vehicles replaced by leased vehicles and the full amortization of certain non-competes during fiscal year 2003.

         Cost of merchandise sold decreased $442,953, or 56.8% to $336,871 for the six months ended January 31, 2004 from $779,824 for the six months ended January 31, 2003. The decrease in cost of merchandise sold was primarily attributable to a decrease in the number of items sold in the six months ended January 31, 2004. During the six months ended January 31, 2004 and 2003, the Company's margin related to merchandise sales was income of $20,535 and a loss of $109,462, respectively. The Company's loss in the six months ended January 31, 2003 was the result of eliminating lower-cost, lower-margin merchandise from our product mix by lowering cash purchase prices on products identified as generating margins lower than industry norms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         Salaries and wages increased $306,816, or 6.0% to $5,414,204 for the six months ended January 31, 2004 from $5,107,388 for the six months ended January 31, 2003. Salaries and wages expressed as a percentage of total revenues decreased to 29.1% for the six months ended January 31, 2004 from 29.8% for the six months ended January 31, 2003. This decrease was primarily attributable to an increase in same store revenues in the six months ended January 31, 2004 compared to January 31, 2003.

         Advertising expense increased $105,681, or 13.0% to $918,604 for the six months ended January 31, 2004 from $812,923 for the six months ended January 31, 2003 and increased .2% as a percentage of total revenue to 4.9% from 4.7%. The increase is attributable to the Company's investment in implementing a more aggressive and targeted marketing campaign.

         Occupancy expense increased $68,771, or 5.8% to $1,250,953 for the six months ended January 31, 2004 from $1,182,182 for the six months ended January 31, 2003. This increase was primarily attributable to expansions and relocations of certain stores based on targeted market analysis. Occupancy expense as a percentage of total revenue decreased .2% to 6.7% from 6.9% primarily due to the increase in same store revenues.

         Other operating expenses increased $631,016, or 12.2% to $5,784,411 for the six months ended January 31, 2004 from $5,153,395 for the six months ended January 31, 2003 and increased 1.1% as a percentage of total revenue to 31.1% from 30.0%. The increase was primarily attributable to a number of factors, including increased rental merchandise write-offs, increased store level recruiting costs, increased vehicle repair and lease costs, as well as increased legal expense. The increase was offset by decreased group insurance costs.

         Interest expense decreased $61,058, or 17.4% to $289,210 for the six months ended January 31, 2004 from $350,268 for the six months ended January 31, 2003 and decreased .4% as a percentage of total revenue to 1.6% from 2.0%. The decrease is attributable to decreased indebtedness and a lower effective interest rate.

         Income before income taxes increased $669,525, or 215.3% to $358,515 for the six months ended January 31, 2004 compared to a loss of $311,010 for the six months ended January 31, 2003. Income before income taxes as a percentage of total revenue increased to income of 1.9% for the six months ended January 31, 2004 compared to a loss of 1.8% for the six months ended January 31, 2003. The increase was primarily the result of eliminating lower-cost, lower-margin merchandise from our product mix, focusing on higher revenue-generating merchandise, and driving top line revenues through the Company's investment in store personnel and advertising.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended January 31, 2004, the Company's net cash flows from operating activities were $6,324,015 as compared to $5,418,494 for the six months ended January 31, 2003. The increase in cash provided by operations was primarily due to increased revenues and decreased outflow for working capital commitments.

         For the six months ended January 31, 2004, the Company's net cash flows used in investing activities were $5,120,921 as compared to $5,694,642 for the six months ended January 31, 2003. The Company's investing activities reflects a $542,567 decrease in rental merchandise purchased during the six months ended January 31, 2004 as a result of a decrease in the number of items cash sold and the number of items held for rent.

         For the six months ended January 31, 2004, the Company's net cash flows used in financing activities were $685,905 as compared to net cash flows provided by financing activities of $231,597 for the six months ended January 31, 2003. The decrease in financing activities principally reflects increased repayments of the Company's debt.

         On October 1, 2003 and February 25, 2004, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendments, the lender extended the maturity date from May 31, 2004 to May 31, 2006, modified the minimum effective tangible net worth provision, modified the maximum debt-to-effective tangible net worth provision, eliminated the idle inventory covenant, modified the interest rate from prime plus 1.50% to prime plus .75%. The amendments added a maximum year-to-date acquisition covenant.

         On October 1, 2003 and February 25, 2004, the Company amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendments extended the maturity date from May 31, 2004 to May 31, 2006.

         The Company's capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company's primary source of liquidity and capital are from operations and borrowings. For the six months ended January 31, 2004, the Company has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available line of credit of $5,800,000 under the Revolving Credit Loan Agreement provide adequate resources to meet the Company's future cash obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

         INFLATION

         Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant.

         RECENTLY ISSUED ACCOUNTING PRINCIPLE

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the criteria for consolidation by business enterprises of variable interest entities. The provisions of FIN 46 were effective for all arrangements entered into after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, FSP No. FIN 46-7 and FSP No. FIN 46-8, for arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are effective at the end of the first interim or annual period ending after March 14, 2004. The Company does not have variable interest entities and therefore, FIN 46 will have no impact on the Company's financial position or results of operations.

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

         31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------
*Filed herewith

         (b) Report on Form 8-k for the quarter ended January 31, 2004:

             We filed a Current Report on Form 8-k on December 11, 2003 regarding a press release issued on December 11, 2003 announcing Bestway's financial and operating results for the quarter ended October 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BESTWAY, INC.

March 16, 2004

                               /s/ Beth A. Durrett
                            ------------------------
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)