Form 10-Q
period 2004-04-30
BESTWAY INC
filed 2004-06-14
CIK 4344

BESTWAY, INC.                                                          FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                       SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2004

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
[ ]                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission file number 0-8568

                                  BESTWAY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     81-0332743
-------------------------------                       ----------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

7800 Stemmons Freeway, Suite 320
Dallas, Texas                                              75247
----------------------------------                    --------------
(Address of principal executive offices)                (Zip Code)

                                 (214) 630-6655
               -------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2004, was 1,682,522.

BESTWAY, INC.                                                          FORM 10-Q

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                              FOR THE QUARTER ENDED
                                 April 30, 2004

                                                                                     PAGE NOS.
                                                                                     ---------
PART I - FINANCIAL INFORMATION

   ITEM 1.      Financial Statements (Unaudited)

                a)    Condensed Consolidated Balance Sheets as of April 30,
                      2004 and July 31, 2003                                             3

                b)    Condensed Consolidated Statements of Operations for the
                      Three and Nine Months Ended April 30, 2004 and 2003                4

                c)    Condensed Consolidated Statements of Cash Flows for the
                      Nine Months Ended April 30, 2004 and 2003                          5

                d)    Condensed Consolidated Statements of Stockholders'
                      Equity for the Nine Months Ended April 30, 2004                    6

                e)    Notes to the Condensed Consolidated Financial Statements           7

   ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                   10

   ITEM 4.      Controls and Procedures                                                 18

PART II - OTHER INFORMATION

   ITEM 1.      Legal Proceedings                                                       19

   ITEM 6.      Exhibits and Reports on Form 8-K, Signatures                            19

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   APRIL 30,        JULY 31,
                                                                     2004            2003
                                                                  ------------    ------------
ASSETS

Cash and cash equivalents                                         $    269,150    $    305,869
Prepaid expenses                                                       183,008         189,882
Taxes receivable                                                        22,998         180,976
Deferred income taxes                                                  114,201         302,034
Other assets                                                            27,811          45,026

Rental merchandise, at cost                                         23,275,494      22,488,380
   less accumulated depreciation                                     8,564,982       8,630,316
                                                                  ------------    ------------
                                                                    14,710,512      13,858,064
                                                                  ------------    ------------
Property and equipment, at cost                                      8,609,998       8,702,135
   less accumulated depreciation                                     6,186,534       5,969,337
                                                                  ------------    ------------
                                                                     2,423,464       2,732,798
                                                                  ------------    ------------
Employee advance                                                       733,333         855,556
Non-competes, net of amortization                                      224,380         306,668
Goodwill, net of amortization                                        1,225,295       1,225,295
                                                                  ------------    ------------
        Total assets                                              $ 19,934,152    $ 20,002,168
                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $  1,234,755    $    751,328
Accrued interest-related parties                                        20,000          20,667
Other accrued liabilities                                            1,479,727       1,460,081
Notes payable-related parties                                        3,000,000       3,000,000
Notes payable-other                                                  5,538,402       6,451,299

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $10.00 par value,
     1,000,000 authorized, none issued                                       -               -
   Common stock, $ .01 par value, 5,000,000 authorized,
     1,786,867 issued at April 30, 2004 and 1,782,517 issued at
     July 31, 2003                                                      17,868          17,825
   Paid-in capital                                                  16,329,371      16,298,662
   Less treasury stock, at cost, 104,345 at April 30, 2004 and
     July 31, 2003                                                    (563,083)       (563,083)
   Accumulated deficit                                              (7,122,888)     (7,434,611)
                                                                  ------------    ------------
        Total stockholders' equity                                   8,661,268       8,318,793
                                                                  ------------    ------------
          Total liabilities and stockholders' equity              $ 19,934,152    $ 20,002,168
                                                                  ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                APRIL 30,                   APRIL 30,
                                            2004         2003          2004           2003
                                         ----------   -----------   -----------   ------------
Revenues:
   Rental and fee income                 $9,220,420   $ 8,864,582   $27,486,235   $ 25,361,440
   Sales of merchandise                     227,459       349,282       584,865      1,019,645
                                         ----------   -----------   -----------   ------------
                                          9,447,879     9,213,864    28,071,100     26,381,085
                                         ----------   -----------   -----------   ------------

Cost and operating expenses:
   Depreciation and amortization:
     Rental merchandise                   1,822,500     1,743,587     5,444,319      5,092,456
     Other                                  297,030       375,044       934,011      1,126,988
   Cost of merchandise sold                 197,387       339,328       534,258      1,119,152
   Salaries and wages                     2,791,719     2,581,090     8,205,923      7,688,478
   Advertising                              427,364       465,942     1,345,968      1,278,865
   Occupancy                                635,834       606,458     1,886,787      1,788,640
   Other operating expenses               2,991,515     2,696,548     8,775,926      7,849,943
   Interest expense                         128,404       168,648       417,614        518,916
   Loss (gain) on sale of property and
     equipment                               15,085         1,475        26,738         (7,086)
                                         ----------   -----------   -----------   ------------
                                          9,306,838     8,978,120    27,571,544     26,456,352
                                         ----------   -----------   -----------   ------------

Income (loss) before income taxes           141,041       235,744       499,556        (75,267)
                                         ----------   -----------   -----------   ------------
   Income tax expense (benefit)              53,031        88,638       187,833        (28,300)
                                         ----------   -----------   -----------   ------------

Net income (loss)                        $   88,010   $   147,106   $   311,723   $    (46,967)
                                         ----------   -----------   -----------   ------------

Basic net income (loss) per share        $      .05   $       .09   $       .19   $       (.03)
                                         ==========   ===========   ===========   ============

Diluted net income (loss) per share      $      .05   $       .08   $       .17   $       (.03)
                                         ==========   ===========   ===========   ============

Weighted average common shares
   outstanding                            1,682,122     1,677,572     1,680,628      1,667,283
                                         ==========   ===========   ===========   ============

Diluted weighted average common
   shares outstanding                     1,817,171     1,813,456     1,826,630      1,667,283
                                         ==========   ===========   ===========   ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                   APRIL 30,      APRIL 30,
                                                                     2004           2003
                                                                  -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                              $   311,723    $   (46,967)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                               6,378,330      6,219,444
        Net book value of rental units retired                      2,299,273      2,651,141
        Loss (gain) on sale of property and equipment                  26,738         (7,086)
        Deferred income taxes                                         187,833        (28,300)
        Non-cash compensation expense                                 122,223        104,390
   Changes in operating assets and liabilities other than cash:
        Prepaid expenses                                                6,874         99,745
        Taxes receivable                                              157,978        135,413
        Other assets                                                   17,215         21,084
        Accounts payable                                               22,277        (48,212)
        Other accrued liabilities                                      18,979       (447,009)
                                                                  -----------    -----------
Net cash flows provided by operating activities                     9,549,443      8,653,643
                                                                  -----------    -----------
Cash flows from investing activities:
   Purchase of rental merchandise                                  (8,084,248)    (8,714,344)
   Additions to property and equipment                               (620,213)      (361,568)
   Asset purchase net of cash acquired                                (50,641)             -
   Proceeds from sale of property and equipment                        51,085         11,357
                                                                  -----------    -----------
Net cash flows used in investing activities                        (8,704,017)    (9,064,555)
                                                                  -----------    -----------
Cash flows from financing activities:
   Proceeds from notes payable                                      1,800,000      1,600,000
   Repayment of notes payable                                      (2,712,897)    (1,511,783)
   Stock options exercised                                             30,752        139,350
                                                                  -----------    -----------
Net cash flows (used in) provided by financing activities            (882,145)       227,567
                                                                  -----------    -----------
Cash and cash equivalents at beginning of period                      305,869        506,175
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $   269,150    $   322,830
                                                                  ===========    ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the nine months ended April 30, 2004:

                                      COMMON STOCK                       TREASURY STOCK                           TOTAL
                                 ---------------------    PAID-IN     ---------------------    ACCUMULATED    STOCKHOLDERS'
                                  SHARES      AMOUNT      CAPITAL      SHARES      AMOUNT        DEFICIT         EQUITY
                                 ---------   --------   -----------   --------    ---------    -----------    -------------
Balance at July 31, 2003         1,782,517   $ 17,825   $16,298,662   (104,345)   $(563,083)   $(7,434,611)    $8,318,793

Stock options exercised              4,350         43        30,709                                                30,752

Net income for the nine months
   ended April 30, 2004                                                                            311,723        311,723
                                 ---------   --------   -----------   --------    ---------    -----------     ----------

Balance at April 30, 2004        1,786,867   $ 17,868   $16,329,371   (104,345)   $(563,083)   $(7,122,888)    $8,661,268
                                 =========   ========   ===========   ========    =========    ===========     ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      Bestway, Inc. and its consolidated subsidiaries (the "Company") is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At April 30, 2004, the Company operated 69 stores in seven states: Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The Company's corporate office is located in Dallas, Texas.

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

BESTWAY, INC.                                                          FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The following table represents the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                              ------------------   --------------------
                                  APRIL 30,             APRIL 30,
                               2004       2003       2004       2003
                              -------   --------   --------   ---------
Net income (loss)
   As reported                $88,010   $147,106   $311,723   $ (46,967)
   Pro forma                  $52,712   $117,596   $211,791   $(118,975)
Basic earnings (loss) per
   common share
   As reported                $   .05   $    .09   $    .19   $    (.03)
   Pro forma                  $   .03   $    .07   $    .13   $    (.07)
Diluted earnings (loss) per
   common share
   As reported                $   .05   $    .08   $    .17   $    (.03)
   Pro forma                  $   .05   $    .06   $    .12   $    (.07)

3.    EARNINGS PER COMMON SHARE

      Basic earnings per common share is based on the weighted average common shares outstanding during the period. Diluted earnings per common share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three and nine months ended April 30, 2004 and 2003, 30,811 and 18,700 and 0 and 265,595 shares, respectively, of common stock options were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

4.    RENTAL MERCHANDISE

      Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement, generally ranging from 12 to 30 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

      Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the nine months ended April 30, 2004 and 2003, $1,041,849 and $997,587, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of operations.

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

6.    NEW ACCOUNTING STANDARDS

      In December 2003, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"). SAB 104 updates existing Staff Accounting Bulletin Topic 13, "Revenue Recognition" to be consistent with recently issued guidance, primarily Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on our consolidated financial statements.

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

8.    ACQUISITIONS

      On April 9, 2004, the Company entered into an asset purchase agreement with Prime Time Rental, Inc. to acquire all the rental agreements of two stores for approximately $51,000.

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

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

      RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues:

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 APRIL 30,                 APRIL 30,
                                             ------------------        ------------------
                                             2004         2003         2004         2003
                                             -----        -----        -----        -----
Revenues:
   Rental and fee income                      97.6%        96.2%        97.9%        96.1%
   Sales of merchandise                        2.4          3.8          2.1          3.9
                                             -----        -----        -----        -----
     Total revenues                          100.0        100.0        100.0        100.0
                                             -----        -----        -----        -----
Cost and operating expenses:
   Depreciation and amortization:
     Rental merchandise                       19.3         18.9         19.4         19.3
     Other                                     3.1          4.1          3.3          4.3
   Cost of merchandise sold                    2.1          3.7          1.9          4.2
   Salaries and wages                         29.5         28.0         29.2         29.1
   Advertising                                 4.5          5.0          4.8          4.8
   Occupancy                                   6.7          6.6          6.7          6.8
   Other operating expenses                   31.7         29.3         31.3         29.8
   Interest expense                            1.4          1.8          1.5          2.0
   Loss (gain) on sale of property
     and equipment                              .2            -           .1            -
                                             -----        -----        -----        -----
     Total cost and operating expenses        98.5         97.4         98.2        100.3
                                             -----        -----        -----        -----
Income (loss) before income taxes              1.5          2.6          1.8         (0.3)
                                             -----        -----        -----        -----
   Income tax expense (benefit)                 .6          1.0           .7         (0.1)
                                             -----        -----        -----        -----
     Net income (loss)                          .9%         1.6%         1.1%        (0.2)%
                                             =====        =====        =====        =====

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

      COMPARISON OF THREE MONTHS ENDED APRIL 30, 2004 AND 2003

      Total revenue increased $234,015, or 2.5% to $9,447,879 for the three months ended April 30, 2004 from $9,213,864 for the three months ended April 30, 2003. The increase was primarily attributable to a 2.1% increase in same store revenues. Same store revenues represent those revenues earned in stores that were opened by the Company for the entire three months ended April 30, 2004 and 2003. The Company purchased all the rental agreements of two store locations and consolidated them with two existing stores during the three months ended April 30, 2004. Of the increase in total revenue, rental and fee income increased $355,838, or 4.0% to $9,220,420 for the three months ended April 30, 2004 from $8,864,582 for the three months ended April 30, 2003. The increase in rental and fee income is directly attributable to the success of our efforts on improving store operations through increasing our customer base and increasing the average price per unit on rent as a result of upgrading our rental merchandise. Sales of merchandise decreased $121,823, or 34.9% to $227,459 for the three months ended April 30, 2004 from $349,282 for the three months ended April 30, 2003. The decrease in sales of merchandise is primarily attributable to a decrease in the number of items sold in the three months ended April 30, 2004 from the number of items sold in the three months ended April 30, 2003.

      In fiscal year 2003, the Company implemented strategies to improve profitability, including eliminating lower-cost, lower-margin merchandise from our product mix, focusing on higher revenue-generating merchandise, investing in training and developing our people and implementing a more aggressive and targeted marketing campaign. As a result, total costs and operating expenses increased $328,718, or 3.7% to $9,306,838 for the three months ended April 30, 2004 from $8,978,120 for the three months ended April 30, 2003 and increased 1.1% as a percentage of total revenue to 98.5% from 97.4%.

      Depreciation of rental merchandise increased $78,913, or 4.5% to $1,822,500 for the three months ended April 30, 2004 from $1,743,587 for the three months ended April 30, 2003 and increased .4% as a percentage of total revenue to 19.3% from 18.9%. This increase was primarily attributable to an increase in rental and fee income. Other depreciation and amortization decreased $78,014, or 20.8% to $297,030 for the three months ended April 30, 2004 from $375,044 for the three months ended April 30, 2003. Other depreciation and amortization expressed as a percentage of total revenue decreased 1.0% to 3.1% from 4.1% primarily due to older vehicles fully depreciated are replaced by new leased vehicles and the full amortization of certain non-competes.

      Cost of merchandise sold decreased $141,941, or 41.8% to $197,387 for the three months ended April 30, 2004 from $339,328 for the three months ended April 30, 2003. The decrease in cost of merchandise sold was primarily attributable to better inventory management, which resulted in a decrease in the number of items sold in the three months ended April 30, 2004. During the three months ended April 30, 2004 and 2003, the Company's margin related to merchandise sales was income of $30,072 and $9,954, respectively.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

      Salaries and wages increased $210,629, or 8.2% to $2,791,719 for the three months ended April 30, 2004 from $2,581,090 for the three months ended April 30, 2003. Salaries and wages expressed as a percentage of total revenues increased 1.5% to 29.5% for the three months ended April 30, 2004 from 28.0% for the three months ended April 30, 2003. This increase was primarily attributable to increased store level labor costs due to additional store staffing and higher pay rates, as well as increased corporate level bonus costs.

      Advertising expense decreased $38,578, or 8.3% to $427,364 for the three months ended April 30, 2004 from $465,942 for the three months ended April 30, 2003. Advertising expense as a percentage of total revenue decreased .5% to 4.5% from 5.0% primarily due to a decrease in print costs.

      Occupancy expense increased $29,376, or 4.8% to $635,834 for the three months ended April 30, 2004 from $606,458 for the three months ended April 30, 2003. This increase was primarily attributable to expansions or relocations of certain stores based on targeted market analysis. Occupancy expense as a percentage of total revenue increased .1% to 6.7% from 6.6%.

      Other operating expenses increased $294,967, or 10.9% to $2,991,515 for the three months ended April 30, 2004 from $2,696,548 for the three months ended April 30, 2003 and increased 2.4% as a percentage of total revenue to 31.7% from 29.3%. The increase was primarily attributable to a number of factors, including increased rental merchandise write-offs, group insurance costs, store level recruiting costs, vehicle lease costs, as well as increased legal expense.

      Interest expense decreased $40,244, or 23.9% to $128,404 for the three months ended April 30, 2004 from $168,648 for the three months ended April 30, 2003 and decreased .4% as a percentage of total revenue to 1.4% from 1.8%. The decrease in interest is attributable to decreased indebtedness and a lower effective interest rate.

      Income before income taxes decreased $94,703, or 40.2% to $141,041 for the three months ended April 30, 2004 compared to $235,744 for the three months ended April 30, 2003. Income before income taxes as a percentage of total revenue decreased to 1.5% for the three months ended April 30, 2004 compared to 2.6% for the three months ended April 30, 2003. The decrease was primarily the result of increasing the Company's investment in store personnel and increased other operating expenses.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

      COMPARISON OF NINE MONTHS ENDED APRIL 30, 2004 AND 2003

      Total revenue increased $1,690,015, or 6.4% to $28,071,100 for the nine months ended April 30, 2004 from $26,381,085 for the nine months ended April 30, 2003. The increase was primarily attributable to a 6.1% increase in same store revenues. Same store revenues represent those revenues earned in stores that were opened by the Company for the entire nine months ended April 30, 2004 and 2003. The Company purchased all the rental agreements of two store locations and consolidated them with two existing stores during the three months ended April 30, 2004. Of the increase in total revenue, rental and fee income increased $2,124,795, or 8.4% to $27,486,235 for the nine months ended April 30, 2004 from $25,361,440 for the nine months ended April 30, 2003. The increase in rental and fee income is directly attributable to the success of our efforts on improving store operations through increasing our customer base and increasing the average price per unit on rent as a result of upgrading our rental merchandise. Sales of merchandise decreased $434,780, or 42.6% to $584,865 for the nine months ended April 30, 2004 from $1,019,645 for the nine months ended April 30, 2003. The decrease in sales of merchandise is primarily attributable to a decrease in the number of items sold in the nine months ended April 30, 2004 from the number of items sold in the nine months ended April 30, 2003.

      In fiscal year 2003, the Company implemented strategies to improve profitability, including eliminating lower-cost, lower-margin merchandise from our product mix, focusing on higher revenue-generating merchandise, investing in training and developing our people and implementing a more aggressive and targeted marketing campaign. As a result, total costs and operating expenses increased $1,115,192, or 4.2% to $27,571,544 for the nine months ended April 30, 2004 from $26,456,352 for the nine months ended April 30, 2003 and decreased 2.1% as a percentage of total revenue to 98.2% from 100.3%.

      Depreciation of rental merchandise increased $351,863, or 6.9% to $5,444,319 for the nine months ended April 30, 2004 from $5,092,456 for the nine months ended April 30, 2003 and increased .1% as a percentage of total revenue to 19.4% from 19.3%. This increase was primarily attributable to an increase in rental and fee income. Depreciation of rental merchandise expressed as a percentage of rental and fee income decreased .3% to 19.8% from 20.1% primarily due to increased rental rates and improved buying of new merchandise. Other depreciation and amortization decreased $192,977, or 17.1% to $934,011 for the nine months ended April 30, 2004 from $1,126,988 for the nine months ended April 30, 2003. Other depreciation and amortization expressed as a percentage of total revenue decreased 1.0% to 3.3% from 4.3% primarily due to older vehicles fully depreciated are replaced by new leased vehicles and the full amortization of certain non-competes.

      Cost of merchandise sold decreased $584,894, or 52.3% to $534,258 for the nine months ended April 30, 2004 from $1,119,152 for the nine months ended April 30, 2003. The decrease in cost of merchandise sold was primarily attributable to better inventory management, which resulted in a decrease in the number of items sold in the nine months ended April 30, 2004. During the nine months ended April 30, 2004 and 2003, the Company's margin related to merchandise sales was income of $50,607 and a loss of $99,507, respectively. The Company's loss in the nine months ended April 30, 2003 was the result of eliminating lower-cost, lower-margin merchandise from our product mix by lowering cash purchase prices on products identified as generating margins lower than industry norms.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

      Salaries and wages increased $517,445, or 6.7% to $8,205,923 for the nine months ended April 30, 2004 from $7,688,478 for the nine months ended April 30, 2003. Salaries and wages expressed as a percentage of total revenues increased .1% to 29.2% for the nine months ended April 30, 2004 from 29.1% for the nine months ended April 30, 2003. This increase was primarily attributable to increased store level labor costs due to additional store staffing and higher pay rates, as well as increased corporate level bonus costs.

      Advertising expense increased $67,103, or 5.2% to $1,345,968 for the nine months ended April 30, 2004 from $1,278,865 for the nine months ended April 30, 2003 and remained constant at 4.8% as a percentage of total revenue. The increase is attributable to the Company's investment in implementing a more aggressive and targeted marketing campaign, offset by a decrease in print costs.

      Occupancy expense increased $98,147, or 5.5% to $1,886,787 for the nine months ended April 30, 2004 from $1,788,640 for the nine months ended April 30, 2003. This increase was primarily attributable to expansions or relocations of certain stores based on targeted market analysis. Occupancy expense as a percentage of total revenue decreased .1% to 6.7% from 6.8%.

      Other operating expenses increased $925,983, or 11.8% to $8,775,926 for the nine months ended April 30, 2004 from $7,849,943 for the nine months ended April 30, 2003 and increased 1.5% as a percentage of total revenue to 31.3% from 29.8%. The increase was primarily attributable to a number of factors, including increased rental merchandise write-offs, store level recruiting costs, vehicle repair and lease costs, as well as increased legal expense.

      Interest expense decreased $101,302, or 19.5% to $417,614 for the nine months ended April 30, 2004 from $518,916 for the nine months ended April 30, 2003 and decreased .5% as a percentage of total revenue to 1.5% from 2.0%. The decrease is attributable to decreased indebtedness and a lower effective interest rate.

      Income before income taxes increased $574,823, or 763.7% to $499,556 for the nine months ended April 30, 2004 compared to a loss of $75,267 for the nine months ended April 30, 2003. Income before income taxes as a percentage of total revenue increased to income of 1.8% for the nine months ended April 30, 2004 compared to a loss of .3% for the nine months ended April 30, 2003. The increase was primarily the result of eliminating lower-cost, lower-margin merchandise from our product mix, focusing on higher revenue-generating merchandise, and increasing the Company's investment in store personnel and advertising.

BESTWAY, INC.                                                          FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended April 30, 2004, the Company's net cash flows from operating activities were $9,549,443 as compared to $8,653,643 for the nine months ended April 30, 2003. The increase in cash provided by operations was primarily due to increased revenues and decreased outflow for working capital commitments.

      For the nine months ended April 30, 2004, the Company's net cash flows used in investing activities were $8,704,017 as compared to $9,064,555 for the nine months ended April 30, 2003. The Company's investing activities reflects a $630,096 decrease in rental merchandise purchased during the nine months ended April 30, 2004 as a result of a decrease in the number of items held for rent.

      For the nine months ended April 30, 2004, the Company's net cash flows used in financing activities were $882,145 as compared to net cash flows provided by financing activities of $227,567 for the nine months ended April 30, 2003. The decrease in financing activities principally reflects increased repayments of the Company's debt.

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

      The Company's capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company's primary source of liquidity and capital are from operations and borrowings. For the nine months ended April 30, 2004, the Company has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available line of credit of $6,000,000 under the Revolving Credit Loan Agreement provide adequate resources to meet the Company's future cash obligations.

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

      RECENTLY ISSUED ACCOUNTING PRINCIPLE

      In December 2003, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"). SAB 104 updates existing Staff Accounting Bulletin Topic 13, "Revenue Recognition" to be consistent with recently issued guidance, primarily Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on our consolidated financial statements.

BESTWAY, INC.                                                          FORM 10-Q

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

      31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            ------------
            *Filed herewith

      (b)   Report on Form 8-k for the quarter ended April 30, 2004:

            We filed a Current Report on Form 8-k on February 25, 2004 regarding a press release issued on February 25, 2004 announcing Bestway's amended and restated Revolving Credit Loan Agreement and Subordinated Note Extension Agreement.

            We filed a Current Report on Form 8-k on March 11, 2004 regarding a press release issued on March 11, 2004 announcing Bestway's financial and operating results for the quarter ended January 31, 2004.

BESTWAY, INC.                                                          FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BESTWAY, INC.

June 14, 2004

                               /s/ Beth A. Durrett
                             ----------------------
                                 Beth A. Durrett
                             Chief Financial Officer
                (Principal Financial Officer and duly authorized
                      to sign on behalf of the Registrant)