Form 10-K
period 2004-07-31
BESTWAY INC
filed 2004-10-25
CIK 4344

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (214) 630-6655

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The aggregate market value of voting common stock held by non-affiliates of the registrant as of October 11, 2004 was approximately $6,043,997.

     The number of shares of Common Stock, $.01 par value, outstanding as of October 11, 2004 was 1,683,272.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders of Bestway, Inc., which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2004.

Bestway, Inc.	FORM 10-K

Bestway, Inc.	FORM 10-K

PART I

ITEM 1.  BUSINESS

     General

     Bestway, Inc. and its consolidated subsidiaries (“Bestway” or the “Company”) have been engaged in the rental-purchase industry since 1987. The Company owns and operates a total of sixty-nine stores located in the states of Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The stores’ operations are controlled and monitored through the Company’s management information system networked with its home office in Dallas, Texas. The Company is a Delaware corporation in 1987 and its principal executive offices are located at 7800 Stemmons Freeway, Suite 320, Dallas, Texas 75247.

     The Company’s rental-purchase program offers quality, name brand, durable products, such as home electronics, household appliances, computers, and furniture, under flexible rental-purchase agreements that typically allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The rental agreements contain options under which customers may own the merchandise under specified terms. The Company’s rental agreements typically have a 12 to 30 month term with weekly or monthly payment options. Customers have the option to return the product at any time without further obligation and also have the option to purchase the product at any time during the rental term.

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

     The Association of Progressive Rental Organization (“APRO”), the industry’s trade association, estimates there are approximately 8,300 rent-to-own stores in the United States. According to APRO, industry-wide revenues were approximately $5.97 billion in 2003. APRO also estimates there were approximately 2.9 million households served during 2003. The industry’s three largest public companies currently operate approximately 4,300 stores, or 52% of the total rental-purchase stores in operation.

     The rental-purchase industry serves a diverse customer base. According to APRO, approximately 92% of rental-purchase customers have combined annual household incomes between $15,000 and $50,000. Estimates also show that the majority of rental-purchase customers are between the ages of 25 and 44 and over 93% of rental-purchase customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rental-purchase customers were satisfied with their

Bestway, Inc.	FORM 10-K

experience with rental-purchase transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, favorably noting many aspects of the transaction, the merchandise and services and the treatment they received from store employees. The Company believes the rental-purchase industry remains under-penetrated, providing growth opportunities with new store openings or acquisitions for companies that are well capitalized and have access to both debt and equity capital.

     Products

     The Company generally purchases products directly from manufacturers and local distributors who then ship the products directly to each store, therefore eliminating the need for warehouses. Products offered by the Company include a wide variety of name brands, styles and models in four major categories, including home electronics, furniture, appliances and computers. Our largest suppliers include Ashley, Sears, Zenith, Dell and O’Rourke, who accounted for approximately 18.4%, 13.6%, 13.5%, 13.0% and 11.5%, respectively, of merchandise purchased in 2004. No other supplier accounted for more than 10% of merchandise purchased during this period. Although the Company presently expects to continue relationships with its existing suppliers, there are numerous sources of products available to the Company, and the Company does not believe its operations are dependent on any one or more of its present suppliers.

     As of July 31, 2004, rental-purchase agreements for home electronics accounted for approximately 27.3% of the Company’s total agreements on rent; furniture accounted for 39.5% of the Company’s total agreements on rent; appliances accounted for 24.7% of the Company’s total agreements on rent; and computers accounted for 8.5% of the Company’s total agreements on rent.

     Advertising

     The Company markets its products and services by selecting prominent store locations in retail shopping areas on main traffic thoroughfares near targeted customers’ residences or job locations. We promote the products and services in our stores primarily through direct mail advertising. Our advertisements emphasize such features as product and name brand selection, same day delivery, low price guarantee, as well as the absence of credit investigations and long-term obligations. In addition, the Company has a toll-free phone number that automatically connects the call with the store nearest them. The Company also has programs which reward existing customers with rental discounts for the referral of new customers.

     Competition

     The rental-purchase industry is highly competitive. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms. Several of the Company’s competitors are national or regional companies and some have significantly greater financial and operating resources and name recognition than the Company. In addition, the Company faces competition from sources outside the rental-purchase industry, such as department stores, discount stores and retail outlets. These competitors may offer an installment sales program or may compete with the Company simply on the basis of product and price. There is no assurance that the Company will be able to compete successfully against these competitors. Because capital and other requirements for entry into the rental-purchase industry are relatively low, competition may arise from new sources not currently competing with the Company. Increased competition could have a material adverse effect on the Company’s sales and profitability.

Bestway, Inc.	FORM 10-K

     Personnel

     At July 31, 2004, the Company employed approximately 332 full-time employees, of which 13 are located at the corporate office in Dallas, Texas. None of the Company’s employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

     Company Stores

     The following table sets forth the number of stores opened, and the number of stores consolidated, closed or sold during such time period:

	Year Ended July 31,
	2002	2003	2004
Stores open at beginning of period	83	69	69
Stores opened	—	—	—
Stores consolidated/closed/sold	14	—	—

Stores open at end of period	69	69	69

     Government Regulation

     Federal Regulation – No comprehensive federal legislation has been enacted regulating or otherwise impacting rental-purchase transactions. The Company does comply with the Federal Trade Commission recommendations for disclosure in rental-purchase transactions. From time to time, legislation has been introduced in Congress that would regulate rental-purchase transactions, including legislation that would subject rental-purchase transactions to interest rates, finance charges, fee disclosures and limitations, as well as the Federal Truth in Lending Act. Any adverse federal legislation, if enacted, could have a materially adverse effect on the Company.

     State Regulation – Currently 47 states, the District of Columbia, Guam and Puerto Rico have legislation regulating rental-purchase transactions. The Company currently operates its stores in states that have enacted laws specifically regulating rental-purchase transactions. In North Carolina, rental-purchase transactions with purchase options equal to 10% or less of the cash price are regulated as credit sales. The Company’s rental-purchase transactions in North Carolina all have purchase options greater than 10% of the cash price and are not subject to regulation. The Company’s policy is to operate only in states where there is an absence, in management’s opinion, of unfavorable legislation regarding rental-purchase transactions. There can be no assurance against the enactment of new or revised rental-purchase laws that would have a materially adverse effect on the Company.

     Service Mark

     The Company owns the federally registered service mark “Bestway Rental”. The Company believes the Bestway Rental mark has acquired significant market recognition and goodwill in communities in which its stores are located.

Bestway, Inc.	FORM 10-K

     U.S. Securities and Exchange Commission Reports

     All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”) on or after June 13, 1995 are available free of charge through our internet website, www.bestwayrto.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC.

     The general public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

     Risk Factors

     Set forth below are important risks and uncertainties that could affect the Company’s business results or cause its actual results to differ materially from those expressed in forward-looking statements made by the Company.

     Competitors could impede the Company’s ability to attract new customers or could attract current customers away from the Company. The Company’s business is highly competitive. The Company’s competitors include national, regional and local operators of rent-to-own stores and credit retailers. The Company competes in the rent-to-rent market with national and local companies. Some of the Company’s competitors have significantly greater financial and operating resources, and in certain markets, greater name recognition, than the Company. Greater financial resources may allow these competitors to grow faster than the Company, including through acquisitions. This in turn may allow them to enter new markets before the Company can, which may decrease its opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them attract market share away from the Company, even in its established markets.

     Any loss of the services of the Company’s key executives, or its inability to attract and retain qualified executives, could have an adverse impact on its operations. The Company believes that it has benefited substantially from the leadership provided by David A. Kraemer, President and Chief Executive Officer, and that the loss of his services at any time in the near future could hurt the Company’s business and operations. The Company is also dependent on the continued services of the rest of its management team, including its key executives. The loss of these individuals, without adequate replacement, could also injure the Company’s business. Additionally, the Company needs a growing number of qualified managers to operate its stores successfully. If it is unable to attract and retain qualified individuals or the costs to do so increase significantly, the Company’s operations would be materially adversely affected.

     Any failure to meet the Company’s debt obligations could harm its business, financial condition and results of operations. If the Company’s cash flow and capital resources are insufficient to fund its debt obligations, it may be forced to sell assets, seek additional equity or debt capital or restructure its debt. In addition, any failure to make scheduled payments of interest and/or principal on the Company’s outstanding indebtedness would likely result in a reduction of its credit rating, which could harm its ability to incur additional indebtedness on acceptable terms. The Company’s cash flow and capital resources may be insufficient for payment of interest on and/or principal of its debt in the future and any

Bestway, Inc.	FORM 10-K

such alternative measures may be unsuccessful or may not permit the Company to meet scheduled debt service obligations, which could cause it to default on its obligations and impair its liquidity.

     Some of the Company’s stockholders currently own a significant amount of its Common Stock and would be able to control the election of directors and the approval of significant corporate transactions. O’Donnell & Masur, L.P. beneficially owned approximately 51.9% of the Company’s outstanding common stock as of October 11, 2004. As a result, it is able to exercise significant influence over, and in most cases control, matters requiring stockholder approval, including the election of directors, changes to the Company’s charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of the Company’s Common Stock will be able to affect the way the Company is managed or the direction of its business. Such continued concentrated ownership also will make it impossible for another company to acquire the Company and for the Company’s stockholders to receive any related takeover premium for their shares unless the acquisition is approved by this stockholder.

     A sluggish economy could adversely impact the Company’s financial results and growth. A sluggish economy, lack of consumer confidence in the stock market and other national and world events, including acts of terrorism and/or war, have created a significant amount of uncertainty about future prospects of national and world economies. The overall long-term effect on the Company and the rent-to-own industry is also uncertain. At the present time, it is not possible to predict either the severity or duration of such declines, but weaker performance will, in turn, have an adverse impact on the Company’s business, financial condition, and results of operations.

     Numerous risks associated with the rent-to-own business could have an adverse impact on the Company’s financial results and growth prospects. The operating success of the Company, like other participants in the rent-to-own industry, depends upon a number of factors. These factors include the ability to maintain and increase the number of units on rent, the collection of the rental payments when due and the control of inventory and other costs. In addition, the failure of the Company’s management information systems to monitor the stores, the failure of the Company’s operational internal audit personnel to adequately detect any problems with a store, or the failure of store managers to follow operating guidelines, could have a material adverse affect on the Company’s business, financial condition or results of operations. The rent-to-own industry is also affected by changes in consumer confidence, preferences and attitudes, as well as general economic factors. Failure to respond to changing market trends could adversely affect the Company’s business, financial condition or results of operations. In addition, the failure of the Company to react to changes in consumer preferences and technological advancements could adversely affect the value of the Company’s inventory and the Company’s business, financial condition or results of operations.

     The volatility of the Company’s share price and potential fluctuations in quarterly results could have an adverse impact on the Company’s financial results and growth prospects. The Company believes that various factors such as general economic conditions and changes or volatility in the financial markets, changing market conditions in the rent-to-own industry and quarterly or annual variations in the financial results of other public companies that are part of the rent-to-own industry, all of which may be unrelated to the Company’s performance, could cause the market price of the Company’s Common Stock to fluctuate substantially. Additionally, quarterly revenues and operating income are difficult to forecast. The Company’s expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, the Company may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is

Bestway, Inc.	FORM 10-K

likely that in some future quarter the Company’s operating results will differ from the expectations of public market analysts and investors. In such event, the market price of the Common Stock would likely be materially adversely affected.

     Litigation involving the Company could have an adverse impact on the Company’s financial results and growth prospects. Due to the consumer-oriented nature of the rent-to-own industry and the application of certain laws and regulations, industry participants may be named as defendants in litigation alleging violations of state laws and regulations and consumer tort law, including fraud. Many of these actions involve alleged violations of consumer protection laws. In the event a significant judgment is rendered in the future against the Company or others within the rent-to-own industry in connection with any such litigation, such judgment could have a material adverse affect on the Company’s business, financial condition or results of operations.

     Government regulation of the rent-to-own industry could have an adverse impact on the Company’s financial results and growth prospects. Forty-seven states have enacted laws specifically regulating rental-purchase transactions, including all of the states in which the Company operates. These laws generally require certain contractual and advertising disclosures and also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event a rental-purchase agreement is terminated. If the Company acquires or opens new stores in states in which it does not currently operate, the Company will become subject to the rental-purchase laws of such states, if any. Furthermore, there can be no assurance that new or revised rental-purchase laws will not have a material adverse affect on the Company’s business, financial condition and results of operations.

     Operating a public company involves substantial costs to comply with the reporting obligations under federal securities laws which are continuing to increase as provisions of the Sarbanes Oxley Act of 2002 are implemented. The Company may not reach sufficient size to justify the costs of public reporting and compliance. If the Company decides to become a private company at some point as a result of such costs, then the Company’s stockholders may lose their ability to sell their shares or to sell them at a premium over what they paid for them. While the Company believes that it currently has adequate control structures in place, the Company remains exposed to increased costs and potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes Oxley Act of 2002.

Bestway, Inc.	FORM 10-K

ITEM 2. PROPERTIES

     All store locations, with the exception of one location, and the corporate office facility in Dallas, Texas are leased. Store facilities typically are showroom locations of approximately 4,100 square feet in retail centers on heavy traffic thoroughfares near customers’ residences or work places. Almost all available rental merchandise is kept in the showroom area which comprises the majority of the available square footage. Store location is considered critical to the success of each store.

     The Company’s store locations by state, at July 31, 2004, are as follows:

Number of
State	Stores
Alabama	22
Arkansas	6
Georgia	3
Mississippi	11
North Carolina	12
South Carolina	2
Tennessee	13

Total at July 31, 2004	69

ITEM 3. LEGAL PROCEEDINGS

     In July 2003, the County Court of the Second Judicial District of Bolivar County, Mississippi entered final judgment against the Company in a lawsuit brought by a former lessor. The lessor alleged that the Company had breached the terms and conditions of a lease agreement for a store location in Mississippi when the Company vacated the premises and failed to properly notify the lessor of its intentions not to exercise an option extending the original lease term. The judgment against the Company was for approximately $70,000, including attorneys’ fees. The Company has appealed the judgment, filed brief and record excerpts, challenged late filings of the lessor and was denied a request to render judgment in favor of the Company. While the Company believes that it has a meritorious defense to the plaintiff’s claims, the Company has accrued the $70,000 judgment.

     In December 2001, the Company settled a lawsuit brought by approximately fifteen plaintiffs in the Billings Division of the United States District Court for the State of Montana who have asserted claims against a number of defendants, including the Company, who were involved in the production of oil and gas or who owned oil and gas facilities in Montana. Plaintiffs alleged that the Company is the successor in interest to Amarco Resources Corporation, which, in the past, owned interests in two wells in the oil field. One of these wells is an alleged source of contamination of groundwater. The settlement was for approximately $130,000, including attorneys’ fees.

     There are no other legal proceedings other than ordinary routine litigation incidental to the Company’s business to which the Company or any of its subsidiaries is a party or to which any of its property is subject. To the Company’s knowledge, no other litigation has been threatened against the Company or any of its subsidiaries other than routine actions and administrative proceedings, which in the aggregate, are not expected to have a material adverse effect on the business or financial condition of the Company.

Bestway, Inc.	FORM 10-K

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company’s Common Stock is publicly traded on the Nasdaq Small-Cap Market under the symbol “BSTW”.

     The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on the Nasdaq Small-Cap Market.

	Year ended July 31, 2004		Year ended July 31, 2003
	High	Low	High	Low
First Quarter	$17.60	$11.65	$10.50	$6.60
Second Quarter	$16.05	$11.75	$12.03	$6.01
Third Quarter	$15.15	$10.70	$20.25	$10.30
Fourth Quarter	$15.00	$10.65	$16.85	$12.11

     At July 31, 2004, there were 366 stockholders of record of the Company’s Common Stock.

     The Company has not paid cash dividends on its Common Stock since its inception and intends to continue to retain earnings for operations. In addition, the Company is a party to a loan agreement which prohibits the payment of cash dividends on its Common Stock.

Bestway, Inc.	FORM 10-K

     Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of July 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. See Note 9 to the Consolidated Financial Statements for information regarding the material features of these plans.

Number of
securities remaining
	Number of		available for
	securities to be		future issuance
	issued upon		under equity
	exercise of		compensation plans
	outstanding	Weighted average	(excluding securities
	options, warrants	exercise price of	reflected in
	and rights	outstanding options,	initial column)
Plan category	as of July 31, 2004	warrants and rights	as of July 31, 2004
Equity compensation plans approved by security shareholders	280,145	$6.86	64,955
Equity compensation plans not approved by security shareholders	—	—	—

Total	280,145	$6.86	64,955

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year Ended July 31,
	2004	2003 (1)	2002	2001	2000
Revenues	$37,916,130	$35,506,828	$33,533,928	$35,913,046	$34,909,758
Income (loss) before income taxes	597,169	70,337	(965,012)	(28,297)	1,068,199
Current income tax (benefit) expense	76,078	(158,292)	(116,109)	—	180,845
Deferred income tax expense (benefit)	155,290	181,041	(106,824)	97,488	397,413
Net income (loss)	365,801	47,588	(742,079)	(125,785)	489,941
Basic net income (loss) per share	0.22	0.03	(0.45)	(0.07)	0.28
Diluted net income (loss) per share	0.20	0.03	(0.45)	(0.07)	0.28
Net cash flows provided by operating activities	12,722,041	12,112,730	10,210,071	11,661,342	12,759,621
Total assets	19,375,622	20,002,168	21,304,413	24,312,260	25,617,543
Notes payable	8,433,907	9,451,299	10,967,192	13,081,731	13,294,945
Total stockholders’ equity	8,718,534	8,318,793	8,123,715	8,973,601	9,174,511

(1)	Effective August 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (“SFAS 142”), and the Company ceased goodwill amortization.

Bestway, Inc.	FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the information set forth under Item 6, “Selected Financial Data,” and the financial statements of the Company and the accompanying notes thereto included elsewhere in this report.

     The Company currently operates 69 rental-purchase stores located in seven states. The number of stores operated by the Company has increased from 35 as of July 31, 1995 to a high of 83 as of July 31, 2001 to 69 as of July 31, 2004.

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

     We are currently focusing our strategic efforts to improve profitability by:

•	driving same store sales growth through targeted marketing;

•	training and developing our associates to execute Bestway programs; and

•	expansion through new store openings and aggressively pursue acquisitions that compliment our existing stores and meet our return on investment criteria.

Bestway, Inc.	FORM 10-K

     The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Operations, expressed as a percentage of revenues.

	Year Ended July 31,
	2004	2003
Revenues:
Rental and fee income	95.5%	94.7%
Sales of merchandise	4.5	5.3

	100.0%	100.0%
Cost and operating expenses:
Depreciation and amortization:
Rental merchandise	19.8	19.3
Other	3.2	4.2
Cost of merchandise sold	3.3	4.7
Salaries and wages	29.1	29.4
Advertising	4.6	4.6
Occupancy	6.6	6.7
Other operating expenses	30.3	28.9
Interest expense	1.4	2.0
Loss on sale of property and equipment	0.1	—

	98.4	99.8

Income before income taxes	1.6	0.2

Current income tax (benefit)	0.2	(0.4)
Deferred income tax expense	0.4	0.5

Net income	1.0%	0.1%

Bestway, Inc.	FORM 10-K

Results of Operations for the Fiscal Year Ended July 31, 2004 Compared to the Fiscal Year Ended July 31, 2003

     Total revenue increased $2,409,302, or 6.8% to $37,916,130 for the fiscal year ended July 31, 2004 from $35,506,828 for the fiscal year ended July 31, 2003. The increase was primarily attributable to increased revenues in same stores.

     The Company receives rental and fee revenue from various products, including home electronics, household appliances, computers and furniture. In fiscal year 2004, approximately 16% of the Company’s rental and fee revenue was derived from appliances, 31% from furniture, 30% from electronics, 9% from computers, and 14% from various services and charges to rental customers including reinstatement fees, preferred customer membership fees and liability waiver fees.

     Revenue from same stores increased $2,214,812, or 6.4%. Same store revenues represent those revenues earned in stores that were opened by the Company for the entire twelve months ended July 31, 2004 and 2003. The Company purchased all the rental agreements of two store locations and consolidated them with two existing stores in the third quarter of fiscal year 2004. The improvement in same store revenue was primarily attributable to the success of our efforts on improving store operations through increasing our customer base and increasing the average price per unit on rent as a result of upgrading our rental merchandise. Sales of merchandise decreased $175,990, or 9.3% to $1,712,831 for the fiscal year ended July 31, 2004 from $1,888,821 for the fiscal year ended July 31, 2003. The decrease in sales of merchandise is primarily attributable to a decrease in the number of items sold in the fiscal year ended July 31, 2004 from the number of items sold in the fiscal year ended July 31, 2003, resulting from the Company eliminating lower-cost, lower-margin merchandise from our product mix in 2003.

     In fiscal year 2003, the Company implemented strategies to improve profitability, including eliminating lower-cost, lower-margin merchandise from our product mix, focusing on higher revenue-generating merchandise, investing in training and developing our people and implementing a more aggressive and targeted marketing campaign. As a result, total costs and operating expenses increased $1,882,470, or 5.3% to $37,318,961 for the fiscal year ended July 31, 2004 from $35,436,491 for the fiscal year ended July 31, 2003 and decreased 1.4% as a percentage of total revenue to 98.4% from 99.8%.

     Depreciation of rental merchandise increased $622,624, or 9.1% to $7,490,990 for the fiscal year ended July 31, 2004 from $6,868,366 for the fiscal year ended July 31, 2003. This increase was primarily attributable to an increase in rental and fee income. Depreciation of rental merchandise expressed as a percentage of total revenue increased to 19.8% in 2004 from 19.3% in 2003. This increase in 2004 was primarily a result of pricing reductions made during the fourth quarter of 2004. Other depreciation and amortization decreased $252,163, or 17.0% to $1,228,166 for the fiscal year ended July 31, 2004 from $1,480,329 for the fiscal year ended July 31, 2003. Other depreciation and amortization expressed as a percentage of total revenue decreased 1.0% to 3.2% from 4.2% primarily due to older vehicles fully depreciated are replaced by new leased vehicles and the full amortization of certain non-competes.

     Costs of merchandise sold decreased $440,363, or 26.2% to $1,241,408 for the fiscal year ended July 31, 2004 from $1,681,771 for the fiscal year ended July 31, 2003. The decrease in cost of merchandise sold was primarily attributable to better inventory management, which increased the effective inventory life, resulting in fewer items cash sold and improved margins.

Bestway, Inc.	FORM 10-K

     Salaries and wages increased $620,218, or 5.9% to $11,053,364 for the fiscal year ended July 31, 2004 from $10,433,146 for the fiscal year ended July 31, 2003. Salaries and wages expressed as a percentage of total revenue decreased .3% to 29.1% for the fiscal year ended July 31, 2004 from 29.4% for the fiscal year ended July 31, 2003. Store level labor costs increased due to additional store staffing and higher pay rates, as well as increased corporate level salaries and bonus costs.

     Advertising expense increased $76,411, or 4.6% to $1,725,515 for the fiscal year ended July 31, 2004 from $1,649,104 for the fiscal year ended July 31, 2003 and remained constant at 4.6% as a percentage of total revenue. The increase is attributable to the Company’s investment in implementing a more aggressive and targeted marketing campaign, offset by a decrease in print costs.

     Occupancy expense increased $117,002, or 4.9% to $2,500,809 for the fiscal year ended July 31, 2004 from $2,383,807 for the fiscal year ended July 31, 2003. This increase was primarily attributable to expansions or relocations of certain stores based on targeted market analysis. Occupancy expense as a percentage of total revenue decreased .1% to 6.6% from 6.7%.

     Other operating expenses increased $1,245,293, or 12.1% to $11,500,903 for the fiscal year ended July 31, 2004 from $10,255,610 for the fiscal year ended July 31, 2003 and increased 1.4% as a percentage of total revenue to 30.3% from 28.9%. The increase was primarily attributable to a number of factors, including increased store level recruiting costs, vehicle fuel and lease costs, as well as increased legal and audit expense.

     Interest expense decreased $148,199, or 21.3% to $545,986 for the fiscal year ended July 31, 2004 from $694,185 for the fiscal year ended July 31, 2003 and decreased .6% as a percentage of total revenue to 1.4% from 2.0%. The decrease was primarily attributable to decreased indebtedness and a lower effective interest rate.

     Income before income taxes increased $526,832, or 749.0% to $597,169 for the fiscal year ended July 31, 2004 from $70,337 for the fiscal year ended July 31, 2003. Income before income taxes as a percentage of total revenue increased 1.4% for the fiscal year ended July 31, 2004 to 1.6% from .2% for the fiscal year ended July 31, 2003. The increase is primarily attributable to growth in total revenue, offset by an increase in total cost and operating expenses, which resulted in a favorable cost-benefit relationship.

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

     The Company receives rental revenue from various products, including home electronics, household appliances, computers and furniture. In fiscal year 2003, approximately 16% of the Company’s rental revenue was derived from appliances, 26% from furniture, 30% from electronics, 9% from computers, 2% from various other products and 17% from various services and charges to rental customers, including reinstatement fees, preferred customer membership fees and liability waiver fees.

     Revenue from same stores increased $3,806,232, or 12.0%. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire twelve months ended July 31, 2003 and 2002. The improvement was primarily attributable to an increase in the number of customers served, the number of agreements on rent, as well as revenue earned per agreement on rent. Of the increase in revenue from same stores, sales of merchandise increased $271,115 or 16.8% to $1,888,821 from $1,617,706 in 2002. The increase in sales of merchandise was primarily attributable to an increase in the number of items sold in 2003 from the number of items sold in 2002 due to the Company eliminating lower-cost, lower-margin merchandise from our product mix. Revenue decreased $1,833,332 due to the consolidation or sale of fourteen store locations in 2002.

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

     Cost of merchandise sold increased $406,069, or 31.8% to $1,681,771 for the fiscal year ended July 31, 2003 from $1,275,702 for the fiscal year ended July 31, 2002. The increase in cost of merchandise sold was primarily attributable to an increase in the number of items sold in the year ended July 31, 2003. During the years ended July 31, 2003 and 2002, the Company’s margin related to merchandise sales was income of $207,050 and $342,004, respectively. The Company’s decrease in 2003 was the result of eliminating lower-cost, lower-margin merchandise from our product mix by lowering cash purchase prices on products identified as generating margins lower than industry norms.

     Salaries and wages increased $575,376, or 5.8% to $10,433,146 for the fiscal year ended July 31, 2003 from $9,857,770 for the fiscal year ended July 31, 2002 and as a percentage of total revenue remained consistent at 29.4%. The increase was primarily attributable to increased same store level labor costs of $1,320,640 due to the Company increasing minimum staffing levels from three to four associates to better serve the customer, and investing in training and developing store personnel. Such increases were offset by salaries and wages associated with the consolidation or sale of fourteen stores in 2002 and the payment of certain amounts pursuant to a separation agreement related to the Company’s former President and Chief Operating Officer in 2002.

     Advertising expense increased $518,569, or 45.8% to $1,649,104 for the fiscal year ended July 31, 2003 from $1,130,535 for the fiscal year ended July 31, 2002 and increased 1.2% as a percentage of total revenue to 4.6% from 3.4%. The increase is primarily attributable to increased same store level advertising costs of $722,836 due to the Company’s investment in implementing a more aggressive and targeted marketing campaign, which was offset by the consolidation or sale of fourteen stores in 2002.

     Occupancy expense decreased $152,264, or 6.0% to $2,383,807 for the fiscal year ended July 31, 2003 from $2,536,071 for the fiscal year ended July 31, 2002 due to the consolidation or sale of fourteen stores in 2002. Occupancy expense as a percentage of total revenue decreased .8% to 6.7% from 7.5% primarily due to the increase in same store revenue.

     Other operating expenses decreased $71,165 or .7% to $10,255,610 for the fiscal year ended July 31, 2003 from $10,326,775 for the fiscal year ended July 31, 2002 and decreased 1.9% as a percentage of total revenue to 28.9% from 30.8%. The decrease was attributable to the consolidation or sale of fourteen stores in 2002 and approximately $739,000 due to write-offs of rental merchandise, including approximately $315,000 associated with the Company’s decision to discontinue carrying jewelry in its product selection in 2002. The decrease was offset by increased same store level other operating expenses of $913,215. The increase in same store operating expenses was attributable to a number of factors, including increased write-offs and repairs of rental merchandise, increased insurance costs and increased store level recruiting costs.

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

     Income before income taxes increased $1,035,349, or 107.3% to income of $70,337 for the year ended July 31, 2003 compared to a loss of $965,012 for the fiscal year ended July 31, 2002. Income before income taxes as a percentage of total revenue increased to income of .2% for the year ended July 31, 2003 compared to a loss of 2.9% in 2002. This increase was primarily the result of approximately $1,140,000 associated with changes in our executive management team, write-offs of rental merchandise and the discontinuance of jewelry as a product selection in 2002. The Company’s operating philosophy initiated at the beginning of the year was to eliminate lower-cost, lower-margin merchandise from our product mix, focus on higher revenue-generating merchandise, and increase the Company’s investment in store personnel and advertising.

Financial Condition, Liquidity and Capital Resources

     For the fiscal year ended July 31, 2004, the Company’s net cash flows from operating activities were $12,722,041 as compared to $12,112,730 for the fiscal year ended July 31, 2003. The increase in cash provided by operations was primarily due to increased revenues and decreased outflow for working capital commitments.

     For the fiscal year ended July 31, 2004, the Company’s net cash flows used in investing activities were $11,351,982 as compared to $10,940,243 for the fiscal year ended July 31, 2003. The Company’s investing activities reflects a $317,167 increase in property and equipment primarily used for the remodel or relocation of certain stores, as well as $50,641 used for the purchase of all rental agreements of two stores.

     For the fiscal year ended July 31, 2004, the Company’s net cash flows used in financing activities were $983,452 as compared to $1,372,793 for the fiscal year ended July 31, 2003. The decrease in financing activities principally reflects decreased repayments of the Company’s debt.

     On October 1, 2003 and February 25, 2004, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendments, the lender extended the maturity date from May 31, 2004 to May 31, 2006, modified the minimum effective tangible net worth provision, modified the maximum debt-to-effective tangible net worth provision, eliminated the idle inventory covenant, and modified the interest rate from prime plus 1.5% to prime plus .75%. The amendments added a maximum year-to-date acquisition covenant.

     On October 1, 2003 and February 25, 2004, the Company amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendments extended the maturity date from May 31, 2004 to May 31, 2006.

     On August 13, 2004, the Company further amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from May 31, 2006 to May 31, 2007 and modified certain covenants relating to Interest Coverage Ratio and Profitability, as well as increased the aggregate amount for Capital Expenditures and Acquisitions.

     On August 13, 2004, the Company further amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendment extended the maturity date from May 31, 2006 to May 31, 2007.

     The Company’s capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company’s primary source of liquidity and capital are from operations and borrowings. For the fiscal year ended July 31, 2004, the Company

Bestway, Inc.	FORM 10-K

has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available line of credit of $6,100,000 under the Revolving Credit Loan Agreement provide adequate resources to meet the Company’s future cash obligations through at least the next twelve months.

Disclosures about Contractual Obligations and Commercial Commitments as of July 31, 2004:

	Operating	Notes
Year Ended July 31,	Leases	Payable (1)	Total
2005	$2,435,549	$18,860	$2,454,409
2006	2,071,474	8,415,047	10,486,521
2007	1,610,159	—	1,610,159
2008	1,285,935	—	1,285,935
2009	661,234	—	661,234
Thereafter	263,784	—	263,784

	$8,328,135	$8,433,907	$16,762,042

(1) On August 13, 2004, the Company amended and restated its Revolving Credit Loan Agreement and subordinated notes payable to extend the maturity date to May 31, 2007. Consequently, the obligations under these agreements are due in the year ended July 31, 2007.

     The Company has guarantees under certain operating leases, amounting to $424,740 as of July 31, 2004, for the residual values of vehicles at the end of the respective operating lease periods. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, the Company does not believe it is probable that it will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Related Party Transactions

     Interest expense relating to notes payable to affiliates amounted to $244,001, $243,335 and $242,668 for the years ended July 31, 2004, 2003 and 2002, respectively.

     As of July 31, 2002, the Company had advanced $1,000,000 to the President and Chief Executive Officer in the form of a promissory note (the “Note”). The Note matures on January 1, 2008 and bears interest at the lesser of i) the Applicable Federal Rate or ii) the maximum nonusurious rate as defined in the Note. Per the terms of the Note, the Company will forgive one-fifth of the principal and all related accrued interest on December 31 of each year beginning in 2003 through 2007. If the President and Chief Executive Officer’s employment is terminated with cause by the Company or without good reason by the President and Chief Executive Officer all outstanding unearned principal and accrued interest must be repaid. As of July 31, 2004, $683,333 of the Note remained outstanding.

Critical Accounting Policies

     The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions relating to the reporting

Bestway, Inc.	FORM 10-K

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

     Inflation

     Although the Company cannot precisely determine the effects of inflation on its business, it is management’s belief that the effects on revenues and operating results have not been significant.

     Cautionary Statement

     This Report on Form 10-K and the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s Annual Report to Shareholders, any Report on Form 10-Q or Form 8-K or any other written or oral statements made by or on behalf of the Company may include

Bestway, Inc.	FORM 10-K

forward-looking statements. Forward-looking statements represent the Company’s expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to open or acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such opened or acquired stores into the Company’s operations, (iii) the impact of state and federal laws regulating or otherwise affecting rental-purchase transactions, (iv) the impact of general economic conditions in the United States and (v) the impact of terrorist activity, threats of terrorist activity and responses thereto on the economy in general and the rental-purchase industry in particular. Undue reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk associated with the floating rate portion of the interest charged on its Revolving Credit Loan Agreement. At July 31, 2004, the Company had $5,400,000 outstanding on its Revolving Credit Loan Agreement at an interest rate of prime plus .75% and the fair value of the obligation outstanding approximates its related carrying value because the obligation bears interest at the current market rate.

Bestway, Inc.	FORM 10-K

ITEM 8.  Financial Statements

Bestway, Inc.	FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Bestway, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index presents fairly, in all material respects, the financial position of Bestway, Inc. and its subsidiaries at July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in connection with its adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective August 1, 2002.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
October 15, 2004

Bestway, Inc.	FORM 10-K
Consolidated Balance Sheets

	July 31,
	2004	2003
Assets
Cash and cash equivalents	$692,476	$305,869
Prepaid expenses	208,447	189,882
Taxes receivable	—	180,976
Deferred income taxes	148,232	302,034
Other assets	35,172	45,026
Rental merchandise, at cost	22,926,368	22,488,380
less accumulated depreciation	8,980,273	8,630,316

	13,946,095	13,858,064

Property and equipment, at cost	8,594,130	8,702,135
less accumulated depreciation	6,358,145	5,969,337

	2,235,985	2,732,798

Employee advance	683,333	855,556
Non-competes, net of amortization	200,587	306,668
Goodwill, net of amortization	1,225,295	1,225,295

Total assets	$19,375,622	$20,002,168

Liabilities and Stockholders’ Equity
Accounts payable	$606,009	$751,328
Accrued interest - related parties	20,667	20,667
Other accrued liabilities	1,543,425	1,460,081
Income tax payable	53,080	—
Notes payable-related parties	3,000,000	3,000,000
Notes payable-other	5,433,907	6,451,299
Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity:
Preferred stock, $10.00 par value, 1,000,000 authorized, none issued	—	—
Common stock, $.01 par value, 5,000,000 authorized, 1,787,617 issued at July 31, 2004 and 1,782,517 issued at July 31, 2003	17,876	17,825
Paid-in capital	16,332,551	16,298,662
Less treasury stock, at cost, 104,345 at July 31, 2004 and July 31, 2003	(563,083)	(563,083)
Accumulated deficit	(7,068,810)	(7,434,611)

Total stockholders’ equity	8,718,534	8,318,793

Total liabilities and stockholders’ equity	$19,375,622	$20,002,168

See accompanying notes to consolidated financial statements.

Bestway, Inc.	FORM 10-K
Consolidated Statements of Operations

	Fiscal Years Ended July 31,
	2004	2003	2002
Revenues:
Rental and fee income	$36,203,299	$33,618,007	$31,916,222
Sales of merchandise	1,712,831	1,888,821	1,617,706

	37,916,130	35,506,828	33,533,928

Cost and operating expenses:
Depreciation and amortization:
Rental merchandise	7,490,990	6,868,366	6,671,484
Other	1,228,166	1,480,329	1,831,646
Cost of merchandise sold	1,241,408	1,681,771	1,275,702
Salaries and wages	11,053,364	10,433,146	9,857,770
Advertising	1,725,515	1,649,104	1,130,535
Occupancy	2,500,809	2,383,807	2,536,071
Other operating expenses	11,500,903	10,255,610	10,326,775
Interest expense	545,986	694,185	794,433
Loss (gain) on sale of property and equipment	31,820	(9,827)	24,402
Loss on sale of assets	—	—	50,122

	37,318,961	35,436,491	34,498,940

Income (loss) before income taxes:	597,169	70,337	(965,012)

Current income tax (benefit)	76,078	(158,292)	(116,109)
Deferred income tax expense (benefit)	155,290	181,041	(106,824)

Net income (loss)	$365,801	$47,588	$(742,079)

Basic net income (loss) per share	$0.22	$0.03	$(0.45)

Diluted net income (loss) per share	$0.20	$0.03	$(0.45)

Weighted average common shares outstanding	1,681,289	1,669,955	1,648,322

Diluted weighted average common shares outstanding	1,823,286	1,774,409	1,648,322

See accompanying notes to consolidated financial statements.

Bestway, Inc.	FORM 10-K
Consolidated Statements Of Cash Flows

	Fiscal Years Ended July 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$365,801	$47,588	$(742,079)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,719,156	8,348,695	8,503,129
Net book value of rental units retired	2,967,352	3,349,494	3,780,825
Non-cash compensation expense	172,223	137,723	—
Loss (gain) on sale of property and equipment	31,820	(9,827)	24,402
Loss on sale of assets	—	—	50,122
Deferred income taxes	155,290	181,041	(106,824)
Changes in operating assets and liabilities other than cash:
Prepaid expenses	(18,565)	123,043	(114,320)
Taxes receivable	180,976	(21,391)	(26,235)
Taxes payable	53,080	—	—
Employee advance	—	—	(988,889)
Other assets	9,854	7,006	(4,397)
Accounts payable	1,710	10,751	(79,337)
Other accrued liabilities	83,344	(61,393)	(86,326)

Net cash flows provided by operating activities	12,722,041	12,112,730	10,210,071

Cash flows from investing activities:
Purchase of rental units and equipment	(10,644,261)	(10,565,857)	(9,593,006)
Additions to property and equipment	(708,665)	(391,498)	(287,261)
Proceeds from sale of property and equipment	51,585	17,112	55,303
Asset purchases net of cash acquired	(50,641)	—	(984,007)
Proceeds from sale of assets	—	—	2,208,625

Net cash flows used in investing activities	(11,351,982)	(10,940,243)	(8,600,346)

Cash flows from financing activities:
Proceeds of notes payable	2,400,000	1,600,000	2,050,000
Repayment of notes payable	(3,417,392)	(3,115,893)	(4,164,539)
Treasury stock purchase	—	—	(277,857)
Treasury stock issuance	—	—	170,050
Stock options exercised	33,940	143,100	—

Net cash flows used in financing activities	(983,452)	(1,372,793)	(2,222,346)

Cash and cash equivalents at the beginning of year	305,869	506,175	1,118,796

Cash and cash equivalents at the end of the year	$692,476	$305,869	$506,175

See accompanying notes to consolidated financial statements.

Bestway, Inc. Consolidated Statements of Stockholders’ Equity	FORM 10-K

	For the Years Ended July 31, 2004, 2003 and 2002
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at July 31, 2001	1,756,917	$17,569	$16,124,578	(71,045)	$(428,426)	$(6,740,120)	$8,973,601
Treasury stock purchases	—	—	—	(69,100)	(277,857)	—	(277,857)
Treasury stock issued			26,850	35,800	143,200	—	170,050
Net loss for the year ended July 31, 2002	—	—	—	—	—	(742,079)	(742,079)

Balance at July 31, 2002	1,756,917	$17,569	$16,151,428	(104,345)	$(563,083)	$(7,482,199)	$8,123,715

Stock options exercised	25,600	256	142,844	—	—	—	143,100
Stock option compensation expense	—	—	4,390	—	—	—	4,390
Net income for the year ended July 31, 2003	—	—	—	—	—	47,588	47,588

Balance at July 31, 2003	1,782,517	$17,825	$16,298,662	(104,345)	$(563,083)	$(7,434,611)	$8,318,793

Stock options exercised	5,100	51	33,889	—	—	—	33,940
Net income for the year ended July 31, 2004	—	—	—	—	—	365,801	365,801

Balance at July 31, 2004	1,787,617	$17,876	$16,332,551	(104,345)	$(563,083)	$(7,068,810)	$8,718,534

See accompanying notes to consolidated financial statements.

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

1.	BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and basis of presentation

The consolidated financial statements of Bestway, Inc. (the “Company”), include the Company’s wholly-owned operating subsidiaries, Bestway Rental, Inc. which operates under the registered trade name “Bestway Rent-To-Own”, U.S. Credit-Service Corporation and Westdale Data Service, Inc. Intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company owns and operates a total of sixty-nine stores located in various states. The store operations are controlled and monitored through the Company’s management information system networked with its home office in Dallas, Texas. The Company’s store locations by state as of July 31, 2004, are as follows:

Number of
State	Stores
Alabama	22
Arkansas	6
Georgia	3
Mississippi	11
North Carolina	12
South Carolina	2
Tennessee	13

69

Summary of significant accounting policies

Rental merchandise, related rental revenue and depreciation

Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental terms with rental payments for the first week or month collected in advance. Rental revenue is recognized as collected since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Rental agreements generally cover a period of 12 to 30 months with a majority of rental agreements specifying 18 months. At the end of each rental period, the customer can renew the rental agreement, return the merchandise with no obligation, or purchase the merchandise by exercising their early purchase option. Amounts received from such sales are included in revenue when received. Past due or stolen merchandise is expensed generally within three months from the due date. The Company receives rental and fee revenue from various products including home electronics, household appliances, as well as computers and furniture. In fiscal year 2004, approximately 16% of the Company’s rental and fee revenue was derived from appliances, 31% from furniture, 30% from electronics, 9% from computers, and 14% from various services and charges to rental customers including reinstatement fees, preferred customer membership fees and liability waiver fees. In fiscal year 2003, approximately 16% of the Company’s rental and fee

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

revenue was derived from appliances, 26% from furniture, 30% from electronics, 10% from computers, 2% from various other products and 16% from various services and charges to rental customers including reinstatement fees, preferred customer membership fees and liability wavier fees. In fiscal year 2002, approximately 16% of the Company’s rental and fee revenue was derived from appliances, 25% from furniture, 30% from electronics, 8% from computers, 4% from various other products and 17% from various services and charges to rental customers, including reinstatement fees, preferred customer membership fees and liability waiver fees.

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

Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written off as such impairment is incurred. For the fiscal years ended July 31, 2004, 2003 and 2002, $1,385,931, $1,410,312 and $2,018,208, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying consolidated statements of operations. Included in the amount for 2002 is approximately $315,000 related to the Company’s decision to discontinue carrying jewelry in its product selection.

Sales of merchandise

Sales of merchandise includes revenue from cash sales of primarily used merchandise and early purchase options.

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

Lives (years)
Building	40
Furniture and fixtures	7
Vehicles	5
Computer equipment	3

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and on deposit, and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at July 31, 2004 and 2003.

Intangible assets

Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and for goodwill and other intangible assets subsequent to their acquisition. The Company’s consolidated balance sheet at July 31, 2002 included goodwill, net of accumulated amortization, totaling $1,225,295, which is related to various store acquisitions. The Company applied the provisions of SFAS 142 on August 1, 2002 and discontinued amortization of goodwill.

Amortization of goodwill was $252,349 for the year ended July 31, 2002. As of July 31, 2004 and 2003, goodwill totaled $1,225,295. The carrying value of goodwill is evaluated annually. The Company believes that no impairment of goodwill existed at July 31, 2004 and 2003.

The following pro forma financial information compares the Company’s net income (loss) for the years ended July 31, 2004, 2003 and 2002 had the provisions of SFAS 142 been applied on August 1, 2001:

	Year Ended July 31,
	2004	2003	2002
Reported net income (loss)	$365,801	$47,588	$(742,079)
Goodwill amortization	—	—	252,349

Adjusted net income (loss)	365,801	47,588	(489,730)
Basic net income (loss) per share:
Reported net income (loss)	0.22	0.03	(0.45)
Goodwill amortization	—	—	0.15

Adjusted net income (loss)	$0.22	$0.03	$(0.30)
Diluted net income (loss) per share:
Reported net income (loss)	0.20	0.03	(0.45)
Goodwill amortization	—	—	0.15

Adjusted net income (loss)	$0.20	$0.03	$(0.30)
Weighted average common shares outstanding	1,681,289	1,669,955	1,648,322
Diluted weighted average common shares outstanding	1,823,286	1,774,409	1,648,322

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

The Company’s adoption of SFAS 142 had no effect on the Company’s acquired identifiable intangible assets that are subject to amortization. Intangible assets are amortized over their useful economic life and tested for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table presents intangible assets at July 31, 2004 and 2003:

	July 31, 2004		July 31, 2003
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Non-compete Agreements	$2,342,915	$2,142,328	$2,342,915	$2,036,247

During the year ended July 31, 2004, 2003 and 2002, the Company recorded total amortization expense of $106,081, $161,964, and $139,316, respectively. Amortization expense is estimated at $84,384, $62,616, $28,712, $10,020 and $10,020 for years ended July 31, 2005 through 2009, respectively.

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

Investment tax credits are accounted for on the “flow-through” method.

Stock-based compensation

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plan. In 1995, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect the provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

Pro forma net income and net income per common share

Had the compensation cost for the Company’s stock-based compensation plan been determined consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share for 2004, 2003 and 2002 would approximate the pro forma amounts below:

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	7/31/04	7/31/04	7/31/03	7/31/03	7/31/02	7/31/02
Net income (loss)	$365,801	$175,225	$47,588	$(166,446)	$(742,079)	$(771,424)
Basic net income (loss) per common share	$0.22	$0.10	$0.03	$(0.10)	$(0.45)	$(0.47)
Diluted net income (loss) per common share	$0.20	$0.10	$0.03	$(0.10)	$(0.45)	$(0.47)

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 3.64%, 3.31% and 4.12% for 2004, 2003, and 2002, respectively; the expected life of options is 7.51 years, 6.61 years and 5.00 years for 2004, 2003 and 2002, respectively; and a volatility of 112.14%, 59.60% and 46.84% for options granted in 2004, 2003 and 2002, respectively.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the 1996 fiscal year.

Earnings per common share

Basic net income per common share is based on the weighted average common shares outstanding during the period. Diluted net income per share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the fiscal years ended July 31, 2004, July 31, 2003 and July 31, 2002, 16,971, 49,043 and 110,060, respectively, shares of common stock options were excluded from the calculation of diluted income per share because their effect would be antidilutive.

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

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

2.	ACQUISITIONS AND DISPOSITIONS

On September 11, 2001, the Company entered into an asset purchase agreement with Instant Rentals to acquire all the rental contracts with a single store located in Tennessee for approximately $148,000.

On October 22, 2001, the Company entered into an asset purchase agreement with Zajac’s Electronics Service Center, Inc. to acquire all rental contracts associated with a single store located in Alabama for approximately $296,000.

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

On September 5, 2001, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store in North Carolina. The Company received approximately $114,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company’s existing store locations. The Company recognized a loss of $10,898 on the sale.

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

On December 11, 2001, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store in South Carolina. The Company received approximately $187,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers and approximately $25,000 of idle inventory. Remaining idle inventory was transferred to the Company’s existing store locations. Additionally, Rent-A-Center obtained the Company’s store location by assuming the lease agreement. The Company recognized a gain of $12,554 on the sale.

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

On January 10, 2002, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of one store in Tennessee. The Company received approximately $126,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company’s existing store locations. The Company recognized a loss of $28,036 on the sale.

On January 10, 2002, the Company entered into an asset purchase agreement with Aaron Rents, Inc. to sell all the assets of one store in Alabama. The Company received approximately $117,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company’s existing store locations. The Company recognized a loss of $10,683 on the sale.

On February 8, 2002, the Company entered into an asset purchase agreement with Aaron Rents, Inc. to sell all the assets of one store in North Carolina. The Company received approximately $133,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company’s existing store locations. The Company recognized a gain of $4,812 on the sale.

On February 12, 2002, the Company entered into an asset purchase agreement with Rent-A-Center, Inc. to sell all the assets of five stores in South Carolina and one store location in Georgia. The Company received approximately $1,137,000 in cash for all the assets involved in the daily operation of the stores including all rental inventory being rented by customers and approximately $28,000 of idle inventory. Additionally, Rent-A-Center obtained two of the Company’s store locations by assuming the lease agreement. The Company recognized a loss of $137,058 on the sale.

On March 25, 2002, the Company entered into an asset purchase agreement with Aaron Rents, Inc. to sell all the assets of one store in Tennessee. The Company received approximately $175,000 in cash for all the assets involved in the daily operation of the store including all rental inventory being rented by customers. Idle inventory was transferred to the Company’s existing store locations. The Company recognized a gain of $15,797 on the sale.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31,
	2004	2003
Building and leaseholds	$3,879,837	$3,800,476
Vehicles	2,981,325	3,261,702
Furniture and fixtures	972,346	1,005,047
Computer equipment	760,622	634,910

	8,594,130	8,702,135
Accumulated depreciation	(6,358,145)	(5,969,337)

	$2,235,985	$2,732,798

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

Depreciation expense for property and equipment was $1,122,085, $1,318,365 and $1,417,979 for 2004, 2003 and 2002, respectively.

4.	NOTES PAYABLE

Notes payable consists of the following:

	Years Ended July 31,
	2004	2003
Senior collateralized debt
Revolving Credit Loan Agreement dated October 1, 2003, amended February 25, 2004, borrowing limit is $11,500,000, interest payable monthly at prime plus .75%, note matures on May 31, 2006; note collateralized by substantially all the Company’s assets	$5,400,000	$6,400,000
Subordinated debt
Note payable to limited partnership and stockholder dated October 26, 2001, amended February 25, 2004, interest paid quarterly at 8% beginning October 1, 1993; note, as amended, matures on May 31, 2006	3,000,000	3,000,000
Other notes payable
Note payable to bank dated April 11, 1994, principal payable monthly, interest payable at 9% per annum; note matures on April 15, 2006; note collateralized by associated real estate	33,907	51,299

	$8,433,907	$9,451,299

At July 31, 2004 and 2003 the prime rate was 4.25% and 4.00%, respectively.

Under the terms of the Revolving Credit Loan Agreement, the Company cannot declare or pay any cash dividends.

On October 1, 2003 and February 25, 2004, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendments, the lender extended the maturity date from May 31, 2004 to May 31, 2006, modified the minimum effective tangible net worth provision, modified the maximum debt-to-effective tangible net worth provision, eliminated the idle inventory covenant, and modified the interest rate from prime plus 1.50% to prime plus .75%. The amendments added a maximum year-to-date acquisition covenant.

On October 1, 2003 and February 25, 2004, the Company amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendments extended the maturity date from May 31, 2004 to May 31, 2006.

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

On August 13, 2004, the Company further amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from May 31, 2006 to May 31, 2007 and modified certain covenants relating to Interest Coverage Ratio and Profitability, as well as increased the aggregate amount for Capital Expenditures and Acquisitions.

On August 13, 2004, the Company further amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendment extended the maturity date from May 31, 2006 to May 31, 2007.

At July 31, 2004, the carrying value of the Company’s senior collateralized debt and other notes payable approximated fair value, estimated primarily based on the borrowing rates available to the Company for debt with similar terms and average maturities. It is not practicable to estimate the fair value of the Company’s subordinated debt because it is with a related party.

Following is a summary of maturities of notes payable for each of the periods ending July 31:

2005	$18,860
2006	8,415,047
2007	—
2008	—
2009	—
Thereafter	—

$8,433,907

5.	INCOME TAXES

The provisions for income tax consists of the following for the years ended July 31:

	2004	2003	2002
Current:
Federal	$—	$(163,103)	$(116,109)
State	76,078	4,811	—

	76,078	(158,292)	(116,109)

Deferred:
Federal	210,962	196,946	(102,139)
State	(55,672)	(15,905)	(4,685)

	155,290	181,041	(106,824)

Total income tax provision	$231,368	$22,749	$(222,933)

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

Significant components of the Company’s deferred income tax assets at July 31, 2004 and 2003, respectively, are as follows:

	2004	2003
Net operating loss carryforward	$1,725,640	$1,652,253
Property and equipment	818,355	715,056
Intangible assets	313,585	356,591
Accrued expenses	211,104	101,405

Total deferred tax assets	3,068,684	2,825,305
Rental merchandise	(2,920,452)	(2,523,271)

Total deferred tax liabilities	(2,920,452)	(2,523,271)

Net deferred tax asset	$148,232	$302,034

Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized.

The following is the reconciliation of the U.S. statutory tax rate to the Company’s effective tax rate for the years ended July 31:

	2004	2003	2002
Federal income tax expense (benefit) at statutory rate of 34%	$203,037	$24,421	$(280,270)
Goodwill amortization	—	—	58,117
State income tax	13,468	(7,322)	(3,092)
Other	14,863	5,650	2,312

Provision for income tax expense (benefit)	$231,368	$22,749	$(222,933)

At July 31, 2004, the Company has a Federal net operating loss carryforward of approximately $4,924,865 expiring from 2006 to 2023. The Company has State net operating loss carryforwards totaling $788,702 which expires from 2017 to 2019. Utilization of the U.S. federal net operating loss carryforwards may be limited by the separate return loss year rules and could be affected by ownership changes which could occur in the future.

6.	RELATED PARTY TRANSACTIONS

Interest expense relating to notes payable to affiliates amounted to $244,001, $243,335 and $242,668 for the years ended July 31, 2004, 2003 and 2002, respectively.

As of July 31, 2002, the Company had advanced $1,000,000 to the President and Chief Executive Officer in the form of a promissory note (the “Note”). The Note matures on January 1, 2008 and bears interest at the lesser of i) the Applicable Federal Rate or ii) the maximum nonusurious rate as

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

defined in the Note. Per the terms of the Note, the Company will forgive one-fifth of the principal and all related accrued interest on December 31 of each year beginning in 2003 through 2007. If the President and Chief Executive Officer’s employment is terminated with cause by the Company or without good reason by the President and Chief Executive Officer all outstanding unearned principal and accrued interest must be repaid. As of July 31, 2004, $683,333 of the Note remained outstanding.

7.	LEASES

The Company leases all store facilities, with the exception of one, under operating leases with terms ranging from one to ten years. Many leases contain escalation clauses. In fiscal year 2003, the Company began the replacement of certain older fully depreciated delivery vehicles with leased delivery vehicles. Future minimum lease obligations under noncancelable operating leases for the Company at July 31, 2004 are as follows:

2005	$2,435,549
2006	2,071,474
2007	1,610,159
2008	1,285,935
2009	661,234
Thereafter	263,784

$8,328,135

8.	GUARANTEES

The Company adopted FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, during 2003, which required the prospective recognition and measurement of certain guarantees and indemnifications. Accordingly, any contractual guarantees or indemnifications the Company has issued or modified subsequent to December 31, 2002 are subject to evaluation. If required, a liability for the fair value of the obligation undertaken will be recognized.

The Company has guarantees under certain operating leases, amounting to $424,740 as of July 31, 2004, for the residual values of vehicles at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, the Company will be responsible to the lessor for the amount of such deficiency. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, the Company does not believe it is probable that it will be required to fund any amounts under the terms of these arrangements. Accordingly, no accruals have been recognized for these guarantees.

9.	SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS

Cash interest payments for the years ended July 31, 2004, 2003 and 2002 are $545,986, $694,185 and $793,766, respectively. Cash tax payments for the years ended July 31, 2004, 2003 and 2002 are $6,292, $734 and $89,874, respectively.

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

10.	INCENTIVE PLANS

Stock option plan

The Company has a stock option plan (the “Plan”) for officers and employees of the Company or its affiliates, under which the maximum number of shares, which may be granted in the aggregate, is 385,000 of the Company’s Common Stock. The Plan, which became effective June 30, 1995, provides for the options to be granted, become exercisable, and terminate upon terms established by the Board of Directors (the “Committee”). Shares become exercisable from time to time (but not sooner than six months after the date of grant) over such period and upon such terms as the Committee may determine, but such exercise can not at any time be less than 25 shares unless the remaining shares that have become so purchasable are less than 25 shares.

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

A summary of the status of the Company’s stock options as of July 31, 2004, 2003 and 2002 and the changes during the year ended on those dates is presented below:

	Stock Options
	2004		2003		2002
		Weighted		Weighted		Weighted
	# Shares	Average	# Shares	Average	# Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of year	276,995	$6.46	200,590	$4.70	191,890	$5.47
Granted	20,000	$14.29	126,505	$9.08	106,000	$4.02
Exercised	5,100	$6.65	25,600	$5.59	—	N/A
Forfeited	11,750	$10.19	24,500	$5.78	97,300	$5.48
Outstanding at end of year	280,145	$6.86	276,995	$6.46	200,590	$4.70
Exercisable at end of year	127,453	$5.39	92,385	$5.52	90,115	$5.36
Available for grant at end of year	64,955	—	73,205	—	75,210	—
Weighted average fair value of options granted		$12.74		$5.51		$1.85

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

The following table summarizes information about stock options outstanding at July 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average Remaining	Weighted Average	Number of	Weighted Average
Exercise Price	Options	Contractual Life	Exercise Price	options	Exercise Price
$4.00 to $7.00	154,140	6.87 years	$4.46	114,953	$4.62
$7.95 to $8.81	92,505	8.40 years	$8.16	4,500	$8.81
$13.50 to $16.50	28,000	9.04 years	$14.51	8,000	$14.50

$4.00 to $16.50	280,145	7.65 years	$6.86	127,453	$5.39

401(k) Plan

The Company established a Retirement Savings Plan (the “Savings Plan”), effective as of September 1, 1994, which is intended to qualify under Section 401(k) of the Internal Revenue Code “the Code”. Employees who have been employed with the Company for one year or more are eligible for participation in the Savings Plan. Employees may elect to reduce up to 15% of their annual compensation (subject to certain limitations under the Code) by having such amounts contributed to the Savings Plan. The Board intends to conduct a review at the end of each fiscal year to determine whether the Company will make any additional or matching contribution to the Savings Plan. For the year ended July 31, 2004, 2003 and 2002, the Company contributed approximately $104,000, $81,000 and $105,000, respectively, to the Savings Plan. All assets of the Savings Plan are held in trust.

11.	LEGAL CONTINGENCIES

In July 2003, the County Court of the Second Judicial District of Bolivar County, Mississippi entered final judgment against the Company in a lawsuit brought by a former lessor. The lessor alleged that the Company had breached the terms and conditions of a lease agreement for a store location in Mississippi when the Company vacated the premises and failed to properly notify the lessor of its intentions not to exercise an option extending the original lease term. The judgment against the Company was for approximately $70,000, including attorney fees. The Company has appealed the judgment, filed brief and record excerpts, challenged late filings of the lessor and was denied a request to render judgment in favor of the Company. While the Company believes that it has a meritorious defense to the plaintiff’s claims, the Company has accrued the $70,000 judgment.

In December 2001, the Company settled a lawsuit brought by approximately fifteen plaintiffs in the Billings Division of the United States District Court for the State of Montana who have asserted claims against a number of defendants, including the Company, who were involved in the production of oil and gas or who owned oil and gas facilities in Montana. Plaintiffs alleged that the Company is the successor in interest to Amarco Resources Corporation, which, in the past, owned interests in two wells in the oil field. One of these wells is an alleged source of contamination of groundwater. The settlement was for approximately $130,000, including attorney’s fees.

Bestway, Inc. Notes to Consolidated Financial Statements	FORM 10-K

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table represents certain unaudited financial information for the periods indicated:

	October 31	January 31	April 30	July 31
Year ended July 31, 2004
Revenue	$9,059,027	$9,564,193	$9,447,879	$9,845,031
Cost and operating expenses	8,955,653	9,309,052	9,306,838	9,747,418

Income before income taxes	103,374	255,141	141,041	97,613

Income tax expense	38,869	95,933	53,031	43,535

Net income	64,505	159,208	88,010	54,078

Basic net income per share	$0.04	$0.09	$0.05	$0.04

Diluted net income per share	$0.04	$0.09	$0.05	$0.02

Year ended July 31, 2003
Revenue	$8,272,962	$8,894,260	$9,213,864	$9,125,742
Cost and operating expenses	8,593,876	8,884,355	8,978,120	8,980,140

Income (loss) before income taxes	(320,914)	9,905	235,744	145,602

Income tax expense (benefit)	(84,224)	(32,714)	88,638	51,049

Net income (loss)	(236,690)	42,619	147,106	94,553

Basic net income (loss) per share	$(0.14)	$0.03	$0.09	$0.06

Diluted net income (loss) per share	$(0.14)	$0.02	$0.08	$0.05

Bestway, Inc.	FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.	CONTROLS AND PROCEDURES

     The management of the Company, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of July 31, 2004. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of July 31, 2004, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report is made known to them by others on a timely basis. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter and year ending July 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

     None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required will be contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders for 2004, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

     The information required will be contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders for 2004, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required will be contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders for 2004, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required will be contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders for 2004, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL AND ACCOUNTANT FEES AND SERVICES

     The information required will be contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders for 2004, and is incorporated herein by reference.

Bestway, Inc.	FORM 10-K

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)	The following consolidated financial statements of Bestway, Inc.are included in Part II, Item 8:

Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

Bestway, Inc.	FORM 10-K

Exhibits

Exhibit Number	Document
3.1	Amended and Restated Certificate of Incorporation of Bestway, incorporated by reference to Bestway’s Current Report on Form 8-K, filed September 2, 1993.

3.2	Restated and Amended Bylaws of Bestway, incorporated by reference to Bestway’s Annual Report on Form 10-K, for the year ended December 31, 1984.

3.3	Amendment No. 1 to the Restated and Amended Bylaws of Bestway.

4.1	Specimen stock certificate representing shares of Bestway’s common stock, incorporated by reference to Bestway’s Registration Statement on Form S-8, filed June 22, 1995.

10.1	Incentive Stock Option Plan of Bestway, incorporated by reference to Bestway’s Registration Statement on Form S-8, filed June 22, 1995.

10.2	Form of Incentive Stock Option Agreement pursuant to Incentive Stock Option Plan, incorporated by reference to Bestway’s Registration Statement on Form S-8, filed June 22, 1995.

10.3	Second Amended and Restated Revolving Credit Loan dated October 1, 2003, by and between Bestway and Comerica Bank-Texas, incorporated by reference to Bestway’s Current Report on Form 8-K filed October 3, 2003.

10.4	Second Amended and Restated Promissory Note, dated October 26, 2001, by Bestway in favor of O’Donnell & Masur, L.P.

10.5	Extension Agreement for the Second Amended and Restated Promissory Note, dated October 1, 2003, between O’Donnell & Masur, L.P. and Bestway, incorporated by reference in Bestway’s Current Report on Form 8-K, filed October 3, 2003.

10.6	Amendment Number One to Bestway Incentive Stock Option Plan, dated December 4, 2000, incorporated by reference to Bestway’s Annual Report on Form 10-K for the year ended July 31, 2001.

10.7	Amendment Number Two to Bestway Incentive Stock Option Plan, dated November 26, 2002, incorporated by reference to Bestway’s Registration Statement on Form S-8, filed March 20, 2003.

10.8	Employment Agreement, dated July 8, 2002, between Bestway and David A. Kraemer, incorporated by reference to Bestway’s Annual Report on Form 10-K for the year ended July 31, 2002.

10.9	Severance Agreement, dated July 22, 2002, between Bestway and Teresa A. Sheffield, incorporated by reference to Bestway’s Annual Report on Form 10-K for the year ended July 31, 2002.

21*	Subsidiaries

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

Bestway, Inc.	FORM 10-K

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BESTWAY, INC.

October 25, 2004	/s/ David A. Kraemer

President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 25th day of October 2004.

Signature	Title
/s/ R. Brooks Reed	Chairman of the Board of Directors

R. BROOKS REED

/s/ Jack E. Meyer	Director

JACK E. MEYER

/s/ James A. O’Donnell	Director

JAMES A. O’DONNELL

/s/ Bernard J. Hinterlong	Director

BERNARD J. HINTERLONG

/s/ David A. Kraemer	Director, President and Chief Executive Officer

DAVID A. KRAEMER

/s/ Beth A. Durrett	Chief Financial Officer and Secretary

BETH A. DURRETT