Form 10-K/A
period 2004-07-31
BESTWAY INC
filed 2004-12-30
CIK 4344

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period FROM             TO

Commission file number 0-8568

BESTWAY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-0332743
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 Stemmons Freeway, Suite 320

Dallas, Texas 75247

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (214) 630-6655

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of October 11, 2004 was approximately $6,043,997.

The number of shares of Common Stock, $.01 par value, outstanding as of October 11, 2004 was 1,683,272.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004, as filed with the Securities and Exchange Commission on October 25, 2004, and is being filed solely to revise the signature page to clarify that (i) the Registrant’s President and Chief Executive Officer is its principal executive officer and (ii) the Registrant’s Chief Financial Officer and Secretary is both its principal financial officer and principal accounting officer. Except for such signature page, no other information contained in our Form 10-K for the year ended July 31, 2004 has been updated or amended.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are being filed as a part of this report on Form 10-K/A:

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Bestway, Inc.	Form 10-K

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BESTWAY, INC.

December 30, 2004	/s/ DAVID A. KRAEMER
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of December 2004.

Signature	Title

/s/ R. BROOKS REED R. BROOKS REED	Chairman of the Board of Directors

/s/ JACK E. MEYER JACK E. MEYER	Director

/s/ JAMES A. O’DONNELL JAMES A. O’DONNELL	Director

/s/ BERNARD J. HINTERLONG BERNARD J. HINTERLONG	Director

/s/ DAVID A. KRAEMER DAVID A. KRAEMER	Director, President and Chief Executive Officer (principal executive officer)

/s/ BETH A. DURRETT BETH A. DURRETT	Chief Financial Officer and Secretary (principal financial and accounting officer)