Form 10-K/A
period 2004-07-31
BESTWAY INC
filed 2005-04-15
CIK 4344

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

Bestway, Inc.	FORM 10-K/A

Bestway, Inc.	FORM 10-K/A

PART I

EXPLANATORY NOTE

This Form 10-K/A is being filed to restate the consolidated statements of cash flows to present proceeds from sales of merchandise as an investing activity rather than an operating activity. As such, the Company has restated its consolidated statements of cash flows for the fiscal years ended July 31, 2004, July 31, 2003 and July 31, 2002. For further explanation, see Note 2 to the Consolidated Financial Statements. The change does not affect the results of operations, net income, financial condition, or net changes in cash and cash equivalents for any of the periods presented. In addition, the Company has revised (i) Item 6 “Selected Financial Data,” (ii) its discussions within “Financial Condition, Liquidity and Capital Resources” and “Critical Accounting Policies” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (iii) Item 9A “Controls and Procedures.”

For ease of reference, this Form 10-K/A restates the Form 10-K for the fiscal year ended July 31, 2004 in its entirety, except for the exhibits. The exhibits required to be filed with this Form 10-K/A are included herewith. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the Original Annual Report on Form 10-K except to give effect to the restatement discussed in Note 2 and the disclosures within Items 6, 7, 8 and 9A. As a result, this Annual Report on Form 10-K/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to the original filing date for additional information.

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

Bestway, Inc.	FORM 10-K/A

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

The rental-purchase industry serves a diverse customer base. According to APRO, approximately 92% of rental-purchase customers have combined annual household incomes between $15,000 and $50,000. Estimates also show that the majority of rental-purchase customers are between the ages of 25 and 44 and over 93% of rental-purchase customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rental-purchase customers were satisfied with their experience with rental-purchase transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, favorably noting many aspects of the transaction, the merchandise and services and the treatment they received from store employees. The Company believes the rental-purchase industry remains under-penetrated, providing growth opportunities with new store openings or acquisitions for companies that are well capitalized and have access to both debt and equity capital.

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

Bestway, Inc.	FORM 10-K/A

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

Bestway, Inc.	FORM 10-K/A

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

Bestway, Inc.	FORM 10-K/A

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

Bestway, Inc.	FORM 10-K/A

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

The volatility of the Company’s share price and potential fluctuations in quarterly results could have an adverse impact on the Company’s financial results and growth prospects. The Company believes that various factors such as general economic conditions and changes or volatility in the financial markets, changing market conditions in the rent-to-own industry and quarterly or annual variations in the financial results of other public companies that are part of the rent-to-own industry, all of which may be unrelated to the Company’s performance, could cause the market price of the Company’s Common Stock to fluctuate substantially. Additionally, quarterly revenues and operating income are difficult to forecast. The Company’s expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, the Company may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company’s operating results will differ from the expectations of public market analysts and investors. In such event, the market price of the Common Stock would likely be materially adversely affected.

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

Bestway, Inc.	FORM 10-K/A

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

The Company’s store locations by state, at July 31, 2004, are as follows:

State	Number of Stores
Alabama	22
Arkansas	6
Georgia	3
Mississippi	11
North Carolina	12
South Carolina	2
Tennessee	13

Total at July 31, 2004	69

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

Bestway, Inc.	FORM 10-K/A

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

Bestway, Inc.	FORM 10-K/A

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of July 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. See Note 9 to the Consolidated Financial Statements for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of July 31, 2004	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column) as of July 31, 2004
Equity compensation plans approved by security shareholders	280,145	$6.86	64,955
Equity compensation plans not approved by security shareholders	—	—	—

Total	280,145	$6.86	64,955

Bestway, Inc.	FORM 10-K/A

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year Ended July 31,
	2004	2003(1)	2002	2001	2000
Revenues	$37,916,130	$35,506,828	$33,533,928	$35,913,046	$34,909,758
Income (loss) before income taxes	597,169	70,337	(965,012)	(28,297)	1,068,199
Current income tax (benefit) expense	76,078	(158,292)	(116,109)	—	180,845
Deferred income tax expense (benefit)	155,290	181,041	(106,824)	97,488	397,413
Net income (loss)	365,801	47,588	(742,079)	(125,785)	489,941
Basic net income (loss) per share	0.22	0.03	(0.45)	(0.07)	0.28
Diluted net income (loss) per share	0.20	0.03	(0.45)	(0.07)	0.28
Net cash flows provided by operating activities (as restated)[2]	11,009,210	10,223,909	8,592,365	10,289,668	11,330,215
Total assets	19,375,622	20,002,168	21,304,413	24,312,260	25,617,543
Notes payable	8,433,907	9,451,299	10,967,192	13,081,731	13,294,945
Total stockholders’ equity	8,718,534	8,318,793	8,123,715	8,973,601	9,174,511

(1)	Effective August 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (“SFAS 142”), and the Company ceased goodwill amortization.
(2)	See Note 2 to the Consolidated Financial Statements for description of restatement of cash flow activity . The net cash flows provided by operating activities as previously reported for the years ended July 31, 2001 and 2000 were $ 11,661,342 and $12,759,621, respectively.

Bestway, Inc.	FORM 10-K/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth under Item 6, “Selected Financial Data,” and the financial statements of the Company and the accompanying notes thereto included elsewhere in this report. As discussed in Note 2 to the Consolidated Financial Statements, the Company has restated its consolidated statements of cash flow for each of the three years in the period ended July 31, 2004.

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

We are currently focusing our strategic efforts to improve profitability by:

•	driving same store sales growth through targeted marketing;

•	training and developing our associates to execute Bestway programs; and

•	expansion through new store openings and aggressively pursue acquisitions that compliment our existing stores and meet our return on investment criteria.

Bestway, Inc.	FORM 10-K/A

The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Operations, expressed as a percentage of revenues.

	Year Ended July 31,
	2004	2003
Revenues:
Rental and fee income	95.5%	94.7%
Sales of merchandise	4.5	5.3

	100.0%	100.0%

Cost and operating expenses:
Depreciation and amortization:
Rental merchandise	19.8	19.3
Other	3.2	4.2
Cost of merchandise sold	3.3	4.7
Salaries and wages	29.1	29.4
Advertising	4.6	4.6
Occupancy	6.6	6.7
Other operating expenses	30.3	28.9
Interest expense	1.4	2.0
Loss on sale of property and equipment	0.1	—

	98.4	99.8

Income before income taxes	1.6	0.2

Current income tax (benefit)	0.2	(0.4)
Deferred income tax expense	0.4	0.5

Net income	1.0%	0.1%

Bestway, Inc.	FORM 10-K/A

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

Bestway, Inc.	FORM 10-K/A

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

Bestway, Inc.	FORM 10-K/A

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

Bestway, Inc.	FORM 10-K/A

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

Bestway, Inc.	FORM 10-K/A

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

Financial Condition, Liquidity and Capital Resources

For the fiscal year ended July 31, 2004, the Company’s net cash flows from operating activities were $11,009,210 as compared to $10,223,909 for the fiscal year ended July 31, 2003. The increase in cash provided by operations was primarily due to increased revenues and decreased outflow for working capital commitments.

For the fiscal year ended July 31, 2004, the Company’s net cash flows used in investing activities were $9,639,151 as compared to $9,051,422 for the fiscal year ended July 31, 2003. The Company’s investing activities reflects a $317,167 increase in property and equipment primarily used for the remodel or relocation of certain stores, as well as $50,641 used for the purchase of all rental agreements of two stores.

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

Bestway, Inc.	FORM 10-K/A

has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available line of credit of $6,100,000 under the Revolving Credit Loan Agreement provide adequate resources to meet the Company’s future cash obligations through at least the next twelve months.

Disclosures about Contractual Obligations and Commercial Commitments as of July 31, 2004:

Year Ended July 31,	Operating Leases	Notes Payable (1)	Total
2005	$2,435,549	$18,860	$2,454,409
2006	2,071,474	8,415,047	10,486,521
2007	1,610,159	—	1,610,159
2008	1,285,935	—	1,285,935
2009	661,234	—	661,234
Thereafter	263,784	—	263,784

	$8,328,135	$8,433,907	$16,762,042

(1)	On August 13, 2004, the Company amended and restated its Revolving Credit Loan Agreement and subordinated notes payable to extend the maturity date to May 31, 2007. Consequently, the obligations under these agreements are due in the year ended July 31, 2007.

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

Bestway, Inc.	FORM 10-K/A

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

The income-forecast basis of depreciation combined with periodic assessment of impairment best matches the recognition of merchandise cost with merchandise consumption.

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

Bestway, Inc.	FORM 10-K/A

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

Bestway, Inc.	FORM 10-K/A

ITEM 8. FINANCIAL STATEMENTS

Bestway, Inc.	FORM 10-K/A

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

As discussed in Note 2, the consolidated financial statements for the years ended July 31, 2004, 2003 and 2002 have been restated.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

October 15, 2004, except for Note 2, as to which the date is April 4, 2005.

Bestway, Inc. Consolidated Balance Sheets	FORM 10-K/A

	July 31,
	2004	2003
Assets
Cash and cash equivalents	$692,476	$305,869
Prepaid expenses	208,447	189,882
Taxes receivable	—	180,976
Deferred income taxes	148,232	302,034
Other assets	35,172	45,026

Rental merchandise, at cost	22,926,368	22,488,380
less accumulated depreciation	8,980,273	8,630,316

	13,946,095	13,858,064

Property and equipment, at cost	8,594,130	8,702,135
less accumulated depreciation	6,358,145	5,969,337

	2,235,985	2,732,798

Employee advance	683,333	855,556
Non-competes, net of amortization	200,587	306,668
Goodwill, net of amortization	1,225,295	1,225,295

Total assets	$19,375,622	$20,002,168

Liabilities and Stockholders’ Equity
Accounts payable	$606,009	$751,328
Accrued interest - related parties	20,667	20,667
Other accrued liabilities	1,543,425	1,460,081
Income tax payable	53,080	—
Notes payable-related parties	3,000,000	3,000,000
Notes payable-other	5,433,907	6,451,299

Commitments and contingencies (Notes 7 and 10)

Stockholders’ equity:
Preferred stock, $10.00 par value, 1,000,000 authorized, none issued	—	—
Common stock, $.01 par value, 5,000,000 authorized, 1,787,617 issued at July 31, 2004 and 1,782,517 issued at July 31, 2003	17,876	17,825
Paid-in capital	16,332,551	16,298,662
Less treasury stock, at cost, 104,345 at July 31, 2004 and July 31, 2003	(563,083)	(563,083)
Accumulated deficit	(7,068,810)	(7,434,611)

Total stockholders’ equity	8,718,534	8,318,793

Total liabilities and stockholders’ equity	$19,375,622	$20,002,168

See accompanying notes to consolidated financial statements.

Bestway, Inc. Consolidated Statements of Operations	FORM 10-K/A

	Fiscal Years Ended July 31,
	2004	2003	2002
Revenues:
Rental and fee income	$36,203,299	$33,618,007	$31,916,222
Sales of merchandise	1,712,831	1,888,821	1,617,706

	37,916,130	35,506,828	33,533,928

Cost and operating expenses:
Depreciation and amortization:
Rental merchandise	7,490,990	6,868,366	6,671,484
Other	1,228,166	1,480,329	1,831,646
Cost of merchandise sold	1,241,408	1,681,771	1,275,702
Salaries and wages	11,053,364	10,433,146	9,857,770
Advertising	1,725,515	1,649,104	1,130,535
Occupancy	2,500,809	2,383,807	2,536,071
Other operating expenses	11,500,903	10,255,610	10,326,775
Interest expense	545,986	694,185	794,433
Loss (gain) on sale of property and equipment	31,820	(9,827)	24,402
Loss on sale of assets	—	—	50,122

	37,318,961	35,436,491	34,498,940

Income (loss) before income taxes:	597,169	70,337	(965,012)

Current income tax (benefit)	76,078	(158,292)	(116,109)
Deferred income tax expense (benefit)	155,290	181,041	(106,824)

Net income (loss)	$365,801	$47,588	$(742,079)

Basic net income (loss) per share	$0.22	$0.03	$(0.45)

Diluted net income (loss) per share	$0.20	$0.03	$(0.45)

Weighted average common shares outstanding	1,681,289	1,669,955	1,648,322

Diluted weighted average common shares outstanding	1,823,286	1,774,409	1,648,322

See accompanying notes to consolidated financial statements.

Bestway, Inc. Consolidated Statements Of Cash Flows	FORM 10-K/A

	Fiscal Years Ended July 31,
	2004	2003	2002
	(as restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$365,801	$47,588	$(742,079)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,719,156	8,348,695	8,503,129
Net book value of rental units retired	2,967,352	3,349,494	3,780,825
Proceeds from sales of merchandise	(1,712,831)	(1,888,821)	(1,617,706)
Non-cash compensation expense	172,223	137,723	—
Loss (gain) on sale of property and equipment	31,820	(9,827)	24,402
Loss on sale of assets	—	—	50,122
Deferred income taxes	155,290	181,041	(106,824)
Changes in operating assets and liabilities other than cash:
Prepaid expenses	(18,565)	123,043	(114,320)
Taxes receivable	180,976	(21,391)	(26,235)
Taxes payable	53,080	—	—
Employee advance	—	—	(988,889)
Other assets	9,854	7,006	(4,397)
Accounts payable	1,710	10,751	(79,337)
Other accrued liabilities	83,344	(61,393)	(86,326)

Net cash flows provided by operating activities	11,009,210	10,223,909	8,592,365

Cash flows from investing activities:
Purchase of rental units and equipment	(10,644,261)	(10,565,857)	(9,593,006)
Additions to property and equipment	(708,665)	(391,498)	(287,261)
Proceeds from sale of property and equipment	51,585	17,112	55,303
Proceeds from sales of merchandise	1,712,831	1,888,821	1,617,706
Asset purchases net of cash acquired	(50,641)	—	(984,007)
Proceeds from sale of assets	—	—	2,208,625

Net cash flows used in investing activities	(9,639,151)	(9,051,422)	(6,982,640)

Cash flows from financing activities:
Proceeds of notes payable	2,400,000	1,600,000	2,050,000
Repayment of notes payable	(3,417,392)	(3,115,893)	(4,164,539)
Treasury stock purchase	—	—	(277,857)
Treasury stock issuance	—	—	170,050
Stock options exercised	33,940	143,100	—

Net cash flows used in financing activities	(983,452)	(1,372,793)	(2,222,346)

Cash and cash equivalents at the beginning of year	305,869	506,175	1,118,796

Cash and cash equivalents at the end of the year	$692,476	$305,869	$506,175

See accompanying notes to consolidated financial statements.

Bestway, Inc.	FORM 10-K/A
Consolidated Statements of Stockholders’ Equity

	For the Years Ended July 31, 2004, 2003 and 2002
	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Deficit	Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2001	1,756,917	$17,569	$16,124,578	(71,045)	$(428,426)	$(6,740,120)	$8,973,601

Treasury stock purchases	—	—	—	(69,100)	(277,857)	—	(277,857)
Treasury stock issued			26,850	35,800	143,200	—	170,050
Net loss for the year ended July 31, 2002	—	—	—	—	—	(742,079)	(742,079)

Balance at July 31, 2002	1,756,917	$17,569	$16,151,428	(104,345)	$(563,083)	$(7,482,199)	$8,123,715

Stock options exercised	25,600	256	142,844	—	—	—	143,100
Stock option compensation expense	—	—	4,390	—	—	—	4,390
Net income for the year ended July 31, 2003	—	—	—	—	—	47,588	47,588

Balance at July 31, 2003	1,782,517	$17,825	$16,298,662	(104,345)	$(563,083)	$(7,434,611)	$8,318,793

Stock options exercised	5,100	51	33,889	—	—	—	33,940
Net income for the year ended July 31, 2004	—	—	—	—	—	365,801	365,801

Balance at July 31, 2004	1,787,617	$17,876	$16,332,551	(104,345)	$(563,083)	$(7,068,810)	$8,718,534

See accompanying notes to consolidated financial statements.

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

1.	BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company owns and operates a total of sixty-nine stores located in various states. The store operations are controlled and monitored through the Company’s management information system networked with its home office in Dallas, Texas. The Company’s store locations by state as of July 31, 2004, are as follows:

State	Number of Stores
Alabama	22
Arkansas	6
Georgia	3
Mississippi	11
North Carolina	12
South Carolina	2
Tennessee	13

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

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

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

Lives (years)
Building	40
Furniture and fixtures	7
Vehicles	5
Computer equipment	3

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

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

The following pro forma financial information compares the Company’s net income (loss) for the years ended July 31, 2004, 2003 and 2002 had the provisions of SFAS 142 been applied on August 1, 2001:

	Year Ended July 31,
	2004	2003	2002
Reported net income (loss)	$365,801	$47,588	$(742,079)
Goodwill amortization	—	—	252,349

Adjusted net income (loss)	365,801	47,588	(489,730)

Basic net income (loss) per share:
Reported net income (loss)	0.22	0.03	(0.45)
Goodwill amortization	—	—	0.15

Adjusted net income (loss)	$0.22	$0.03	$(0.30)

Diluted net income (loss) per share:
Reported net income (loss)	0.20	0.03	(0.45)
Goodwill amortization	—	—	0.15

Adjusted net income (loss)	$0.20	$0.03	$(0.30)

Weighted average common shares outstanding	1,681,289	1,669,955	1,648,322

Diluted weighted average common shares outstanding	1,823,286	1,774,409	1,648,322

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

The Company’s adoption of SFAS 142 had no effect on the Company’s acquired identifiable intangible assets that are subject to amortization. Intangible assets are amortized over their useful economic life and tested for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table presents intangible assets at July 31, 2004 and 2003:

	July 31, 2004		July 31, 2003
	Carrying Value	Accumulated Amortization	Carrying Value	Accumulated Amortization
Non-compete Agreements	$2,342,915	$2,142,328	$2,342,915	$2,036,247

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

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

Pro forma net income and net income per common share

Had the compensation cost for the Company’s stock-based compensation plan been determined consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share for 2004, 2003 and 2002 would approximate the pro forma amounts below:

	As Reported 7/31/04	Pro Forma 7/31/04	As Reported 7/31/03	Pro Forma 7/31/03	As Reported 7/31/02	Pro Forma 7/31/02
Net income (loss)	$365,801	$175,225	$47,588	$(166,446)	$(742,079)	$(771,424)
Basic net income (loss) per common share	$0.22	$0.10	$0.03	$(0.10)	$(0.45)	$(0.47)
Diluted net income (loss) per common share	$0.20	$0.10	$0.03	$(0.10)	$(0.45)	$(0.47)

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

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

2.	RESTATEMENT OF CASH FLOW ACTIVITY

The Company has restated its consolidated statements of cash flow for each of the three years in the period ended July 31, 2004 to present the proceeds from sales of merchandise as an investing activity rather than an operating activity.

The impact of the restatement on cash flows for the years ended July 31, 2004, 2003 and 2002 was as follows:

	2004		2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash flows provided by operating activities	$12,722,041	$11,009,210	$12,112,730	$10,223,909	$10,210,071	$8,592,365
Cash flows used in investing activities	$11,351,982	$9,639,151	$10,940,243	$9,051,422	$8,600,346	$6,982,640

3.	ACQUISITIONS AND DISPOSITIONS

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

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

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

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31,
	2004	2003
Building and leaseholds	$3,879,837	$3,800,476
Vehicles	2,981,325	3,261,702
Furniture and fixtures	972,346	1,005,047
Computer equipment	760,622	634,910

	8,594,130	8,702,135
Accumulated depreciation	(6,358,145)	(5,969,337)

	$2,235,985	$2,732,798

Depreciation expense for property and equipment was $1,122,085, $1,318,365 and $1,417,979 for 2004, 2003 and 2002, respectively.

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

5.	NOTES PAYABLE

Notes payable consists of the following:

	Years Ended July 31,
	2004	2003
Senior collateralized debt
Revolving Credit Loan Agreement dated October 1, 2003, amended February 25, 2004, borrowing limit is $11,500,000, interest payable monthly at prime plus .75%, note matures on May 31, 2006; note collateralized by substantially all the Company’s assets	$5,400,000	$6,400,000

Subordinated debt
Note payable to limited partnership and stockholder dated October 26, 2001, amended February 25, 2004, interest paid quarterly at 8% beginning October 1, 1993; note, as amended, matures on May 31, 2006	3,000,000	3,000,000

Other notes payable
Note payable to bank dated April 11, 1994, principal payable monthly, interest payable at 9% per annum; note matures on April 15, 2006; note collateralized by associated real estate	33,907	51,299

	$8,433,907	$9,451,299

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

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

On August 13, 2004, the Company further amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from May 31, 2006 to May 31, 2007 and modified certain covenants relating to Interest Coverage Ratio and Profitability, as well as increased the aggregate amount for Capital Expenditures and Acquisitions.

On August 13, 2004, the Company further amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendment extended the maturity date from May 31, 2006 to May 31 2007.

At July 31, 2004, the carrying value of the Company’s senior collateralized debt and other notes payable approximated fair value, estimated primarily based on the borrowing rates available to the Company for debt with similar terms and average maturities. It is not practicable to estimate the fair value of the Company’s subordinated debt because it is with a related party.

Following is a summary of maturities of notes payable for each of the periods ending July 31:

2005	$18,860
2006	8,415,047
2007	—
2008	—
2009	—
Thereafter	—

$8,433,907

6.	INCOME TAXES

The provisions for income tax consists of the following for the years ended July 31:

	2004	2003	2002
Current:
Federal	$—	$(163,103)	$(116,109)
State	76,078	4,811	—

	76,078	(158,292)	(116,109)

Deferred:
Federal	210,962	196,946	(102,139)
State	(55,672)	(15,905)	(4,685)

	155,290	181,041	(106,824)

Total income tax provision	$231,368	$22,749	$(222,933)

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred income tax assets at July 31, 2004 and 2003, respectively, are as follows:

	2004	2003
Net operating loss carryforward	$1,725,640	$1,652,253
Property and equipment	818,355	715,056
Intangible assets	313,585	356,591
Accrued expenses	211,104	101,405

Total deferred tax assets	3,068,684	2,825,305

Rental merchandise	(2,920,452)	(2,523,271)

Total deferred tax liabilities	(2,920,452)	(2,523,271)

Net deferred tax asset	$148,232	$302,034

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

7.	RELATED PARTY TRANSACTIONS

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

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

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

8.	LEASES

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

2005	$2,435,549
2006	2,071,474
2007	1,610,159
2008	1,285,935
2009	661,234
Thereafter	263,784

$8,328,135

9.	GUARANTEES

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

10.	SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS

Cash interest payments for the years ended July 31, 2004, 2003 and 2002 are $545,986, $694,185 and $793,766, respectively. Cash tax payments for the years ended July 31, 2004, 2003 and 2002 are $6,292, $734 and $89,874, respectively.

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

11.	INCENTIVE PLANS

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

A summary of the status of the Company’s stock options as of July 31, 2004, 2003 and 2002 and the changes during the year ended on those dates is presented below:

	Stock Options
	2004		2003		2002
	# Shares Underlying Options	Weighted Average Exercise Prices	# Shares Underlying Options	Weighted Average Exercise Prices	# Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	276,995	$6.46	200,590	$4.70	191,890	$5.47
Granted	20,000	$14.29	126,505	$9.08	106,000	$4.02
Exercised	5,100	$6.65	25,600	$5.59	—	N/A
Forfeited	11,750	$10.19	24,500	$5.78	97,300	$5.48
Outstanding at end of year	280,145	$6.86	276,995	$6.46	200,590	$4.70
Exercisable at end of year	127,453	$5.39	92,385	$5.52	90,115	$5.36
Available for grant at end of year	64,955	—	73,205	—	75,210	—
Weighted average fair value of options granted		$12.74		$5.51		$1.85

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at July 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price
$4.00 to $7.00	154,140	6.87 years	$4.46	114,953	$4.62
$7.95 to $8.81	92,505	8.40 years	$8.16	4,500	$8.81
$13.50 to $16.50	28,000	9.04 years	$14.51	8,000	$14.50

$4.00 to $16.50	280,145	7.65 years	$6.86	127,453	$5.39

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

12.	LEGAL CONTINGENCIES

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

Bestway, Inc.	FORM 10-K/A

Notes to Consolidated Financial Statements

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

13.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table represents certain unaudited financial information for the periods indicated:

	October 31	January 31	April 30	July 31
Year ended July 31, 2004
Revenue	$9,059,027	$9,564,193	$9,447,879	$9,845,031
Cost and operating expenses	8,955,653	9,309,052	9,306,838	9,747,418

Income before income taxes	103,374	255,141	141,041	97,613

Income tax expense	38,869	95,933	53,031	43,535

Net income	64,505	159,208	88,010	54,078

Basic net income per share	$0.04	$0.09	$0.05	$0.04

Diluted net income per share	$0.04	$0.09	$0.05	$0.02

Year ended July 31, 2003
Revenue	$8,272,962	$8,894,260	$9,213,864	$9,125,742
Cost and operating expenses	8,593,876	8,884,355	8,978,120	8,980,140

Income (loss) before income taxes	(320,914)	9,905	235,744	145,602

Income tax expense (benefit)	(84,224)	(32,714)	88,638	51,049

Net income (loss)	(236,690)	42,619	147,106	94,553

Basic net income (loss) per share	$(0.14)	$0.03	$0.09	$0.06

Diluted net income (loss) per share	$(0.14)	$0.02	$0.08	$0.05

Bestway, Inc.	FORM 10-K/A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

The Company’s management, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-K/A. The evaluation included consideration of facts and circumstances surrounding corrections of presentations of the Company’s cash flow activities. These corrections resulted in the restatement of the Company’s consolidated financial statements as of July 31, 2004, 2003 and 2002, as described in Note 2 of the consolidated financial statements included in Item 8 of the Form 10-K/A. As a result of the restatements and the related material weakness discussed below, the principal executive officer and the principal financial officer concluded that, as of July 31, 2004, the Company’s disclosure controls and procedures were not effective at a reasonable level of assurance. Notwithstanding this material weakness discussed below, the Company’s management has concluded that the restated consolidated financial statements included in this report present fairly, in all material respects the Company’s financial position and results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of July 31, 2004, the Company’s controls over assessment of cash flow activities were ineffective to ensure that cash flow activities were presented in accordance with generally accepted accounting principles. Specifically, the Company presented cash flows from sales of rental merchandise as an operating activity rather than an investing activity, which resulted in restatements of the Company’s consolidated financial statements for the years ended July 31, 2004, 2003 and 2002.

Additionally, if the control deficiency is not remediated, it could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness and effective internal control over financial reporting was not maintained as of July 31, 2004.

Changes in Internal Control over Financial Reporting

In the first quarter of 2005, the Company remediated the material weakness in internal control over financial reporting. The Company implemented controls to ensure that all cash flow activities are assessed in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows.”

Other than the foregoing, there have been no changes in the Company’s internal control over financial reporting that occurred since July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bestway, Inc.	FORM 10-K/A

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

Bestway, Inc.	FORM 10-K/A

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	The following consolidated financial statements of Bestway, Inc. are included in Part II, Item 8:

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Bestway, Inc.	FORM 10-K/A

Exhibits

Exhibit Number	Document
3.1	Amended and Restated Certificate of Incorporation of Bestway, incorporated by reference to Bestway’s Current Report on Form 8-K, filed September 2, 1993.

3.2	Restated and Amended Bylaws of Bestway, incorporated by reference to Bestway’s Annual Report on Form 10-K, for the year ended December 31, 1984.

3.3	Amendment No. 1 to the Restated and Amended Bylaws of Bestway, incorporated by reference to Bestway’s Annual Report on Form 10-K, for the year ended July 31, 2003.

4.1	Specimen stock certificate representing shares of Bestway’s common stock, incorporated by reference to Bestway’s Registration Statement on Form S-8, filed June 22, 1995.

10.1	Incentive Stock Option Plan of Bestway, incorporated by reference to Bestway’s Registration Statement on Form S-8, filed June 22, 1995.

10.2	Form of Incentive Stock Option Agreement pursuant to Incentive Stock Option Plan, incorporated by reference to Bestway’s Registration Statement on Form S-8, filed June 22, 1995.

10.3	Second Amended and Restated Revolving Credit Loan dated October 1, 2003, by and between Bestway and Comerica Bank-Texas, incorporated by reference to Bestway’s Current Report on Form 8-K filed October 3, 2003.

10.4	Second Amended and Restated Promissory Note, dated October 26, 2001, by Bestway in favor of O’Donnell & Masur, L.P., incorporated by reference to Bestway’s Annual Report on Form 10-K, for the year ended July 31, 2003.

10.5	Extension Agreement for the Second Amended and Restated Promissory Note, dated October 1, 2003, between O’Donnell & Masur, L.P. and Bestway, incorporated by reference in Bestway’s Current Report on Form 8-K, filed October 3, 2003.

10.6	Amendment Number One to Bestway Incentive Stock Option Plan, dated December 4, 2000, incorporated by reference to Bestway’s Annual Report on Form 10-K for the year ended July 31, 2001.

10.7	Amendment Number Two to Bestway Incentive Stock Option Plan, dated November 26, 2002, incorporated by reference to Bestway’s Registration Statement on Form S-8, filed March 20, 2003.

10.8	Employment Agreement, dated July 8, 2002, between Bestway and David A. Kraemer, incorporated by reference to Bestway’s Annual Report on Form 10-K for the year ended July 31, 2002.

10.9	Severance Agreement, dated July 22, 2002, between Bestway and Teresa A. Sheffield, incorporated by reference to Bestway’s Annual Report on Form 10-K for the year ended July 31, 2002.

21*	Subsidiaries

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Bestway, Inc.	FORM 10-K/A

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BESTWAY, INC.

April 15, 2005	/s/ David A. Kraemer
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 15th day of April 2005.

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