Form 10-Q
period 2004-10-31
BESTWAY INC
filed 2005-04-15
CIK 4344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-8568

BESTWAY, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-0332743
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 Stemmons Freeway, Suite 320 Dallas, TX	75247
(Address of principal executive offices)	(Zip Code)

(214) 630-6655

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.01 par value, outstanding as of December 31, 2004, was 1,687,572.

BESTWAY, INC.	FORM 10-Q

QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

FOR THE QUARTER ENDED

October 31, 2004

BESTWAY, INC.	FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	October 31, 2004	July 31, 2004
ASSETS
Cash and cash equivalents	$792,249	$692,476
Prepaid expenses	212,152	208,447
Deferred income taxes	228,099	148,232
Other assets	39,533	35,172

Rental merchandise, at cost	22,877,656	22,926,368
less accumulated depreciation	9,273,279	8,980,273

	13,604,377	13,946,095

Property and equipment, at cost	8,339,630	8,594,130
less accumulated depreciation	6,250,119	6,358,145

	2,089,511	2,235,985

Employee advance	633,333	683,333
Non-competes, net of amortization	176,793	200,587
Goodwill	1,225,295	1,225,295

Total assets	$19,001,342	$19,375,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,167,685	$606,009
Accrued interest-related parties	20,322	20,667
Other accrued liabilities	1,536,777	1,543,425
Income tax payable	—	53,080
Notes payable-related parties	2,950,000	3,000,000
Notes payable-other	4,729,310	5,433,907

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10.00 par value, 1,000,000 authorized, none issued	—	—
Common stock, $.01 par value, 5,000,000 authorized, 1,789,417 issued at October 31, 2004 and 1,787,617 issued at July 31, 2004	17,894	17,876
Paid-in capital	16,343,783	16,332,551
Less treasury stock, at cost, 104,345 at October 31, 2004 and July 31, 2004	(563,083)	(563,083)
Accumulated deficit	(7,201,346)	(7,068,810)

Total stockholders’ equity	8,597,248	8,718,534

Total liabilities and stockholders’ equity	$19,001,342	$19,375,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.	FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	October 31, 2004	October 31, 2003
Revenues:
Rental and fee income	$9,053,956	$8,728,188
Sales of merchandise	376,584	330,839

	9,430,540	9,059,027

Cost and operating expenses:
Depreciation and amortization:
Rental merchandise	2,044,490	1,759,171
Other	271,987	328,441
Cost of merchandise sold	264,173	254,877
Salaries and wages	2,856,362	2,641,325
Advertising	485,250	463,889
Occupancy	668,159	618,270
Other operating expenses	2,865,118	2,739,438
Interest expense	127,202	152,814
Loss (gain) on sale of property and equipment	60,202	(2,572)

	9,642,943	8,955,653

Income (loss) before income taxes	(212,403)	103,374

Income tax (benefit) expense	(79,867)	38,869

Net income (loss)	(132,536)	64,505

Basic and diluted net income (loss) per share	$(.08)	$.04

Weighted average common shares outstanding	1,683,872	1,678,672

Diluted weighted average common shares outstanding	1,683,872	1,835,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.	FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	October 31, 2004	October 31, 2003 (as restated, see Note 11)
Cash flows from operating activities:
Net income (loss)	$(132,536)	$64,505
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,316,477	2,087,612
Net book value of rental units retired	621,559	725,892
Proceeds from sales of merchandise	(376,584)	(330,839)
Loss (gain) on sale of property and equipment	60,202	(2,572)
Deferred income taxes	(79,867)	38,869
Non-cash compensation expense	50,000	33,334
Changes in operating assets and liabilities other than cash:
Prepaid expenses	(3,705)	(1,474)
Other assets	(4,361)	(28,518)
Accounts payable	148,760	5,656
Other accrued liabilities	(60,073)	(28,139)

Net cash flows provided by operating activities	2,539,872	2,564,326

Cash flows from investing activities:
Purchase of rental units and equipment	(1,911,416)	(1,917,022)
Additions to property and equipment	(179,960)	(81,938)
Proceeds from sale of property and equipment	18,040	16,401
Proceeds from sales of merchandise	376,584	330,839

Net cash flows used in investing activities	(1,696,752)	(1,651,720)

Cash flows from financing activities:
Proceeds from notes payable	600,000	200,000
Repayment of notes payable	(1,354,597)	(1,104,203)
Stock options exercised	11,250	4,942

Net cash flows used in financing activities	(743,347)	(899,261)

Cash and cash equivalents at beginning of period	692,476	305,869

Cash and cash equivalents at end of period	$792,249	$319,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.	FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the three months ended October 31, 2004:

	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2004	1,787,617	$17,876	$16,332,551	(104,345)	$(563,083)	$(7,068,810)	$8,718,534
Stock options exercised	1,800	18	11,232				11,250
Net loss for the three months ended October 31, 2004						(132,536)	(132,536)

Balance at October 31, 2004	1,789,417	$17,894	$16,343,783	(104,345)	$(563,083)	$(7,201,346)	$8,597,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.	FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Bestway, Inc. and its consolidated subsidiaries (the “Company”) is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At October 31, 2004, the Company operated 69 stores in seven states: Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The Company’s corporate office is located in Dallas, Texas.

The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading and that all adjustments deemed necessary for a fair statement of the results for the interim period have been reflected. Such adjustments are of a normal recurring nature. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2004 Form 10-K, including any amendments thereto, particularly with regard to disclosure relating to significant accounting policies. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the date of grant. The Company sponsors a stock option plan for the benefit of its employees.

The following table represents the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended October 31,
	2004	2003
Net income (loss)
As reported	$(132,536)	$64,505
Pro forma	$(165,552)	$16,355
Basic and diluted earnings (loss) per common share
As reported	$(.08)	$.04
Pro forma	$(.10)	$.01

BESTWAY, INC.	FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	EARNINGS PER COMMON SHARE

Basic earnings per common share is based on the weighted average common shares outstanding during the period. Diluted earnings per common share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three months ended October 31, 2004 and 2003, 276,345 and 5,000 shares, respectively, of common stock options were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

4.	RENTAL MERCHANDISE

Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement, generally ranging from 12 to 30 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the three months ended October 31, 2004 and 2003, $289,772 and $364,490, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of operations.

5.	NOTES PAYABLE

On August 13, 2004, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from May 31, 2006 to May 31, 2007, and modified certain covenants relating to Interest Coverage Ratio and Profitability, as well as increased the aggregate amount for Capital Expenditures and Acquisitions.

On August 13, 2004, the Company amended its subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendment extended the maturity date from May 31, 2006 to May 31, 2007.

6.	GUARANTEES

The Company adopted FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, during 2003, which required the prospective recognition and measurement of certain guarantees and indemnifications. Accordingly, any contractual guarantees or indemnifications the Company has issued or modified subsequent to December 31, 2002 are subject to evaluation. If required, a liability for the fair value of the obligations undertaken will be recognized.

The Company has guarantees under certain operating leases, amounting to $585,605 as of October 31, 2004, for the residual values of vehicles at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, the Company will be responsible to the lessor for the amount of such deficiency. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, the Company does not believe it is probable that it will be required to fund any amounts under the terms of these arrangements. Accordingly no accruals have been recognized for these guarantees.

BESTWAY, INC.	FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (revised 2004). This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) is effective for the Company beginning in fiscal year 2006. The Company is in the process of assessing the impact of the adoption of FAS 123(R) on the Company’s financial position and results of operations.

8.	LEGAL CONTINGENCIES

In July 2003, the County Court of the Second Judicial District of Bolivar County, Mississippi entered final judgment against the Company in a lawsuit brought by a former lessor. The lessor alleged that the Company had breached the terms and conditions of a lease agreement for a store location in Mississippi when the Company vacated the premises and failed to properly notify the lessor of its intentions not to exercise an option extending the original lease term. The judgment against the Company was for approximately $70,000, including attorney fees. The Company appealed the judgment at the Circuit Court and on November 18, 2004, the judgment of the County Court was affirmed. The Company has appealed the Circuit Court judgment to the Supreme Court of Mississippi. While the Company continues to believe that is has a meritorious defense to the plaintiff’s claim, the Company had accrued the $70,000 judgment.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

9.	PROPOSED REVERSE/FORWARD STOCK SPLIT

On November 19, 2004, the Company filed its Schedule 13E-3 and preliminary proxy statement in connection with the upcoming annual meeting of the stockholders of the Company. At such meeting, the stockholders of the Company will vote upon, among other things, an amendment to the Company’s Amended and Restated Certificate of Incorporation, which, if approved, would result in a 1-for-100 reverse stock split, such that stockholders owning less than 100 shares of Common Stock will have such shares cancelled and converted into the right to receive payment of cash, at a rate of $13.00 per each pre-split share of Common Stock, immediately followed by a 100-for-1 forward stock split. The per share price payable to cashed-out stockholders in the reverse/forward stock split represents a 36.8% premium to the closing price for the Common Stock on November 4, 2004 (the most recent practicable date prior to the announcement of the reverse/forward stock split) and premiums of 15.4%, 0.2%, and 24.0%, respectively, to the 30-day, one year and three year averages prior to such date.

BESTWAY, INC.	FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The reverse/forward stock split is subject to approval by the Company’s stockholders. It is anticipated that shares controlled directly or indirectly by the Company’s directors, officers and controlling stockholder will be voted in favor of the transaction. These shares collectively account for at least 67.6% of the total votes entitled to be cast.

The transaction was unanimously recommended by a Special Committee of independent directors and approved by the Company’s Board of Directors. Southwest Securities, Inc. served as financial advisor to the Special Committee and provided a fairness opinion to the Special Committee.

If stockholders approve the reverse/forward stock split, the Company expects to have fewer than 300 shareholders of record and would become a non-reporting company. Accordingly, the registration of the common stock under the Securities Exchange Act of 1934 would terminate, and the Company would cease filing reports with the SEC.

The announcement of the proposed reverse/forward stock split transaction described above is not a solicitation of a proxy. The Company has filed its definitive proxy statement and other necessary filings with the SEC for the upcoming annual meeting of the stockholders to vote on the proposed transaction. The definitive proxy statement contains important information regarding the transaction, including, among other things, the recommendation of the Company’s Board of Directors and the Special Committee regarding the transaction. The Company is currently awaiting completion of the SEC review of its proxy statement and Schedule 13E-3 before proceeding with the reverse/forward stock split. All stockholders will receive a definitive proxy statement once the SEC has completed its review process.

10.	DELISTING BY NASDAQ

The Company’s common stock was delisted from the NASDAQ SmallCap Market on December 21, 2004 because of the Company’s failure to certify its compliance with the new audit committee composition, audit and nominating committee charters, executive sessions and code of conduct requirements, as set forth in NASDAQ Marketplace Rules 4350(d)(2)(A), 4350(d)(1), 4350(c)(4)(B), 4350(c)(2) and 4350(n), respectively. The Company had disclosed in November 2004 that it had received a letter from NASDAQ indicating that the Company was not in compliance with the certification requirement and that the Company would request a hearing with the NASDAQ Hearing Panel on the matter. The Company requested a written hearing, which was held on December 9, 2004. In connection with the hearing, the Company discussed its intent to go private with NASDAQ and described the status of the transaction. The Company requested that NASDAQ grant an extension to the Company regarding the listing requirements until the Company’s going-private transaction was complete. This appeal was denied by NASDAQ. Prior to undertaking the going-private transaction, the Company was in the process of complying with NASDAQ listing requirements, including the matters set forth in the certification requirements described above. The Company’s common stock is quoted in the Pink Sheets under the symbol BSTW.

BESTWAY, INC.	FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.	RESTATEMENT OF CASH FLOW ACTIVITY

The Company has restated its consolidated statements of cash flow for the three months ended October 31, 2003 to present the proceeds from the sale of merchandise as an investing activity rather than an operating activity.

The impact of the restatement on cash flows for the three months ended October 31, 2003 was as follows:

	As Previously Reported	As Restated
Cash flows provided by operating activities	$2,895,165	$2,564,326
Cash flows used in investing activities	$1,982,559	$1,651,720

BESTWAY, INC.	FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q and the foregoing Management’s Discussion and analysis of Financial Condition and Results of Operations contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to open or acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such opened or acquired stores and to integrate such acquired stores into the Company’s operations, (iii) the impact of state and federal laws regulating or otherwise affecting rental-purchase transactions, (iv) the impact of general economic conditions in the United States and (v) the impact of terrorist activity, threats or terrorist activity and responses thereto on the economy in general and the rental-purchase industry in particular. Undue reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

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

Recent Developments

On November 19, 2004, the Company filed its Schedule 13E-3 and preliminary proxy statement in connection with the upcoming annual meeting of the stockholders of the Company. At such meeting, the stockholders of the Company will vote upon, among other things, an amendment to the Company’s Amended and Restated Certificate of Incorporation, which, if approved, would result in a 1-for-100 reverse stock split, such that stockholders owning less than 100 shares of Common Stock will have such shares cancelled and converted into the right to receive payment of cash, at a rate of $13.00 per each pre-split share of Common Stock, immediately followed by a 100-for-1 forward stock split. The per share price payable to cashed-out stockholders in the reverse/forward stock split represents a 36.8% premium to the closing price for the Common Stock on November 4, 2004 (the most recent practicable date prior to the announcement of the reverse/forward stock split) and premiums of 15.4%, 0.2%, and 24.0%, respectively, to the 30-day, one year and three year averages prior to such date.

The reverse/forward stock split is subject to approval by the Company’s stockholders. It is anticipated that shares controlled directly or indirectly by the Company’s directors, officers and controlling stockholder will be voted in favor of the transaction. These shares collectively account for at least 67.6% of the total votes entitled to be cast.

BESTWAY, INC.	FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont’d)

The transaction was unanimously recommended by a Special Committee of independent directors and approved by the Company’s Board of Directors. Southwest Securities, Inc. served as financial advisor to the Special Committee and provided a fairness opinion to the Special Committee.

If stockholders approve the reverse/forward stock split, the Company expects to have fewer than 300 shareholders of record and would become a non-reporting company. Accordingly, the registration of the common stock under the Securities Exchange Act of 1934 would terminate, and the Company would cease filing reports with the SEC.

The announcement of the proposed reverse/forward stock split transaction described above is not a solicitation of a proxy. The Company has filed its definitive proxy statement and other necessary filings with the SEC for the upcoming annual meeting of the stockholders to vote on the proposed transaction. The definitive proxy statement contains important information regarding the transaction, including, among other things, the recommendation of the Company’s Board of Directors and the Special Committee regarding the transaction. The Company is currently awaiting completion of the SEC review of its proxy statement and Schedule 13E-3 before proceeding with the reverse/forward stock split. All stockholders will receive a definitive proxy statement once the SEC has completed its review process. Stockholders of the Company are advised to read the definitive proxy statement they receive by mail before making any decision regarding the transaction. Copies of the definitive proxy statement and any amendments thereto, are available by going to www.bestwayrto.com under Investor Relations, SEC Filings or from the Secretary of the Company upon written request by a stockholder.

The Company’s common stock was delisted from the NASDAQ SmallCap Market on December 21, 2004 because of the Company’s failure to certify its compliance with the new audit committee composition, audit and nominating committee charters, executive sessions and code of conduct requirements, as set forth in NASDAQ Marketplace Rules 4350(d)(2)(A), 4350(d)(1), 4350(c)(4)(B), 4350(c)(2) and 4350(n), respectively. The Company had disclosed in November 2004 that it had received a letter from NASDAQ indicating that the Company was not in compliance with the certification requirement and that the Company would request a hearing with the NASDAQ Hearing Panel on the matter. The Company requested a written hearing, which was held on December 9, 2004. In connection with the hearing, the Company discussed its intent to go private with NASDAQ and described the status of the transaction. The Company requested that NASDAQ grant an extension to the Company regarding the listing requirements until the Company’s going-private transaction was complete. This appeal was denied by NASDAQ. Prior to undertaking the going-private transaction, the Company was in the process of complying with NASDAQ listing requirements, including the matters set forth in the certification requirements described above. The Company’s common stock is quoted in the Pink Sheets under the symbol BSTW.

BESTWAY, INC.	FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con’t.)

Results of operations

The following table sets forth, for the periods indicated, certain items from the Company’s unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues:

	Three Months Ended October 31,
	2004	2003
Revenues:
Rental and fee income	96.0%	96.3%
Sales of merchandise	4.0	3.7

	100.0	100.0

Cost and operating expenses:
Depreciation and amortization:
Rental merchandise	21.7	19.4
Other	2.9	3.6
Cost of merchandise sold	2.8	2.8
Salaries and wages	30.3	29.2
Advertising	5.1	5.1
Occupancy	7.1	6.8
Other operating expenses	30.4	30.2
Interest expense	1.3	1.7
Loss on sale of property and equipment	0.6	—

	102.2	98.9

Income (loss) before income taxes	(2.2)	1.1

Income tax (benefit) expense	(0.8)	0.4

Net income (loss)	(1.4)%	0.7%

BESTWAY, INC.	FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con’t.)

Comparison of three months ended October 31, 2004 and 2003

Total revenue increased $371,513, or 4.1% to $9,430,540 for the quarter ended October 31, 2004 from $9,059,027 for the quarter ended October 31, 2003. The increase was primarily attributed to increased revenues in the same stores.

Revenue from same stores increased $313,450, or 3.5%. Same store revenues represent those revenues earned in stores that were opened by the Company for the entire three months ended October 31, 2004 and 2003. The increase in same store revenues was primarily due to the success of our efforts on increasing our customer base and increasing the number of agreements on rent through transitioning to a more aggressive pricing model offering customers the lowest total cost of ownership, implemented during the fourth quarter of fiscal year 2004.

Depreciation of rental merchandise increased $285,319, or 16.2% to $2,044,490 for the three months ended October 31, 2004 from $1,759,171 for the three months ended October 31, 2003 and increased 2.3% as a percentage of total revenue to 21.7% from 19.4%, resulting primarily from increased depreciation expense in connection with transitioning to a more aggressive pricing model offering customers the lowest total cost of ownership implemented during the fourth quarter of fiscal year 2004. Other depreciation and amortization decreased $56,454, or 17.2% to $271,987 for the three months ended October 31, 2004 from $328,441 for the three months ended October 31, 2003 and decreased .7% as a percentage of total revenue to 2.9% from 3.6%, relating to reduced vehicle depreciation and the full amortization of certain non-competes.

Cost of merchandise sold increased $9,296, or 3.6% to $264,173 for the three months ended October 31, 2004 from $254,877 for the three months ended October 31, 2003 and remained constant at 2.8% as a percentage of total revenue.

Salaries and wages increased $215,037, or 8.1% to $2,856,362 for the three months ended October 31, 2004 from $2,641,325 for the three months ended October 31, 2003 and increased 1.1% as a percentage of total revenue to 30.3% from 29.2%, relating to increased store level labor costs due to additional store staffing and higher pay rates, as well as increased corporate level salaries.

Advertising expense increased $21,361, or 4.6% to $485,250 for the three months ended October 31, 2004 from $463,889 for the three months ended October 31, 2003 and remained constant at 5.1% as a percentage of total revenue.

Occupancy expense increased $49,889, or 8.1% to $668,159 for the three months ended October 31, 2004 from $618,270 for the three months ended October 31, 2003 and increased .3% as a percentage of total revenue to 7.1% from 6.8%, relating to expansions or relocations of certain stores based on targeted market analysis.

Other operating expenses increased $125,680, or 4.6% to $2,865,118 for the three months ended October 31, 2004 from $2,739,438 for the three months ended October 31, 2003 and increased .2% as a percentage of total revenue to 30.4% from 30.2%, relating to increased group insurance and workers compensation costs, as well as additional costs relating to the Company’s efforts to effect a “going private” transaction by reducing its registered shareholders to less than 300.

BESTWAY, INC.	FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con’t.)

Interest expense decreased $25,612, or 16.8% to $127,202 for the three months ended October 31, 2004 from $152,814 for the three months ended October 31, 2003 and decreased .4% as a percentage of total revenue to 1.3% from 1.7%, relating to decreased indebtedness.

Loss on sale of property and equipment increased $62,774, or 2440.1% to $60,202 for the three months ended October 31, 2004 compared to a gain of $2,572 for the three months ended October 31, 2003 and increased .6% as a percentage of total revenue, relating to the relocation of two stores.

Income before income taxes decreased $315,777, or 305.5% to a loss of $212,403 for the three months ended October 31, 2004 compared to income of $103,374 for the three months ended October 31, 2003 and decreased 3.3% as a percentage of total revenue to a loss of 2.2% compared to income of 1.1%, relating primarily to the Company transitioning to a more aggressive pricing model necessary to increase customer traffic. Management remains diligent in controlling costs and operating expenses and believes that, combined with revenue increases, the company will improve its profitability.

Financial condition, liquidity and capital resources

For the quarter ended October 31, 2004, the Company’s net cash flows from operating activities were $2,539,872 as compared to $2,564,326 for the quarter ended October 31, 2003. The decrease in cash provided by operations was primarily due to increased outflow for working capital commitments.

For the quarter ended October 31, 2004, the Company’s net cash flows used in investing activities were $1,696,752 as compared to $1,651,720 for the quarter ended October 31, 2003. The Company’s investing activities reflects a $98,022 increase in additions to property and equipment. The increase in additions to property and equipment is primarily the result of relocating two store locations in the quarter.

For the quarter ended October 31, 2004, the Company’s net cash flows used in financing activities were $743,347 as compared to $899,261 for the quarter ended October 31, 2003. The decrease in financing activities principally reflects decreased repayments of the Company’s debt.

On August 13, 2004, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from May 31, 2006 to May 31, 2007 and modified certain covenants relating to Interest Coverage Ratio and Profitability, as well as increased the aggregate amount for Capital Expenditures and Acquisitions.

On August 13, 2004, the Company and the lender amended the subordinate note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendment extended the maturity date from May 31, 2006 to May 31, 2007.

BESTWAY, INC.	FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con’t.)

The Company’s capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company’s primary source of liquidity and capital are from operations and borrowings. For the quarter ended October 31, 2004, the Company has generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available line of credit of $6,800,000 under the Revolving Credit Loan Agreement provide adequate resources to meet the Company’s future cash obligations.

Inflation

Although the Company cannot precisely determine the effects of inflation on its business, it is management’s belief that the effects on revenues and operating results have not been significant.

Recently issued accounting principle

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (revised 2004). This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) is effective for the Company beginning in fiscal year 2006. The Company is in the process of assessing the impact of the adoption of FAS 123(R) on the Company’s financial position and results of operations.

BESTWAY, INC.	FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive Officer and the principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

The Company’s management, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The evaluation included consideration of facts and circumstances surrounding corrections of presentations of the Company’s cash flow activities. These corrections resulted in the restatement of the Company’s consolidated financial statements as of July 31, 2004, 2003 and 2002 and for the interim period ended October 31, 2003 as described in Note 11 of the condensed consolidated financial statements included in Item 1 of this Form 10-Q. As a result of the restatements and the related material weakness discussed below, the principal executive officer and the principal financial officer concluded that, as of July 31, 2004, the Company’s disclosure controls and procedures were not effective at a reasonable level of assurance. Notwithstanding this material weakness discussed below, the Company’s management has concluded that the restated condensed consolidated financial statements included in this report present fairly, in all material respects the Company’s financial position and results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of July 31, 2004, the Company’s controls over assessment of cash flow activities were ineffective to ensure that cash flow activities were presented in accordance with generally accepted accounting principles. Specifically, the Company presented cash flows from sales of rental merchandise as an operating activity rather than an investing activity, which resulted in restatements of the Company’s consolidated financial statements for the years ended July 31, 2004, 2003 and 2002 and the interim period ended October 31, 2003. Additionally, if the control deficiency is not remediated, it could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness and effective internal control over financial reporting was not maintained as of July 31, 2004.

Changes in Internal Control over Financial Reporting

In the first quarter of 2005, the Company remediated the material weakness in internal control over financial reporting. The Company implemented controls to ensure that all cash flow activities are assessed in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”.

Other than the foregoing, there have been no changes in the Company’s internal control over financial reporting that occurred since July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BESTWAY, INC.	FORM 10-Q

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2003, the County Court of the Second Judicial District of Bolivar County, Mississippi entered final judgment against the Company in a lawsuit brought by a former lessor. The lessor alleged that the Company had breached the terms and conditions of a lease agreement for a store location in Mississippi when the Company vacated the premises and failed to properly notify the lessor of its intentions not to exercise an option extending the original lease term. The judgment against the Company was for approximately $70,000, including attorney fees. The Company has appealed the judgment at the Circuit Court and on November 18, 2004, the judgment of the County Court was affirmed. The Company appealed the Circuit Court judgment to the Supreme Court of Mississippi. While the Company continues to believe that it has a meritorious defense to the plaintiff’s claim, the Company had accrued the $70,000 judgment.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

(a)	Exhibits required by Item 601 of Regulation S-K

10.1	*	Second Amendment to Second Amended and Restated Revolving Credit Loan Agreement dated August 13, 2004, by and between Bestway and Comerica Bank.

10.2	*	Extension Agreement for the Second Amended and Restated Promissory Note, dated August 13, 2004, between O’Donnell & Masur, L.P. and Bestway.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Report on Form 8-k for the quarter ended October 31, 2004:

We filed a Current Report on Form 8-k on August 18, 2004 regarding a press release issued on August 17, 2004 announcing Bestway’s amended and restated Revolving Credit Loan Agreement and Subordinated Note Extension Agreement.

BESTWAY, INC.	FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 15, 2005

BESTWAY, INC.

/s/ Beth A. Durrett
Beth A. Durrett
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and duly authorized to sign on behalf of the Registrant)