Form 10-Q
period 2005-01-31
BESTWAY INC
filed 2005-04-15
CIK 4344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).    Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 2005, was 1,687,572.

BESTWAY, INC.	FORM 10-Q

QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

FOR THE QUARTER ENDED

January 31, 2005

BESTWAY, INC.	FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 31, 2005	July 31, 2004
ASSETS
Cash and cash equivalents	$700,789	$692,476
Prepaid expenses	126,266	208,447
Deferred income taxes	233,231	148,232
Other assets	120,788	35,172

Rental merchandise, at cost	23,785,244	22,926,368
less accumulated depreciation	9,404,384	8,980,273

	14,380,860	13,946,095

Property and equipment, at cost	8,495,385	8,594,130
less accumulated depreciation	6,395,435	6,358,145

	2,099,950	2,235,985

Employee advance	583,333	683,333
Non-competes, net of amortization	153,661	200,587
Goodwill, net of amortization	1,225,295	1,225,295

Total assets	$19,624,173	$19,375,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,430,158	$606,009
Accrued interest-related parties	19,978	20,667
Other accrued liabilities	1,242,515	1,596,505
Notes payable-related parties	2,900,000	3,000,000
Notes payable-other	5,424,609	5,433,907

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10.00 par value, 1,000,000 authorized, none issued	—	—
Common stock, $.01 par value, 5,000,000 authorized, 1,791,917 issued at January 31, 2005 and 1,787,617 issued at July 31, 2004	17,919	17,876
Paid-in capital	16,361,973	16,332,551
Less treasury stock, at cost, 104,345 at January 31, 2005 and July 31, 2004	(563,083)	(563,083)
Accumulated deficit	(7,209,896)	(7,068,810)

Total stockholders’ equity	8,606,913	8,718,534

Total liabilities and stockholders’ equity	$19,624,173	$19,375,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.	FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Revenues:
Rental and fee income	$9,474,675	$9,107,900	$18,528,630	$17,836,089
Sales of merchandise	519,778	456,293	896,363	787,132

	9,994,453	9,564,193	19,424,993	18,623,221

Cost and operating expenses:
Depreciation and amortization:
Rental merchandise	2,174,321	1,862,648	4,218,811	3,621,819
Other	258,687	308,540	530,673	636,981
Cost of merchandise sold	343,257	333,997	607,430	588,874
Salaries and wages	2,925,223	2,772,879	5,781,583	5,414,204
Advertising	497,043	454,715	982,293	918,604
Occupancy	643,014	632,683	1,311,171	1,250,953
Other operating expenses	3,029,272	2,792,969	5,894,385	5,532,408
Interest expense	130,405	136,396	257,606	289,210
Loss on sale of property and equipment	6,923	14,225	67,126	11,653

	10,008,145	9,309,052	19,651,078	18,264,706

Income (loss) before income taxes	(13,692)	255,141	(226,085)	358,515

Income tax (benefit) expense	(5,135)	95,933	(84,999)	134,802

Net income (loss)	$(8,557)	$159,208	$(141,086)	$223,713

Basic net income (loss) per share	$(.01)	$.09	$(.08)	$.13

Diluted net income (loss) per share	$(.01)	$.09	$(.08)	$.12

Weighted average common shares outstanding	1,687,405	1,681,089	1,685,639	1,679,880

Diluted weighted average common shares outstanding	1,687,405	1,825,787	1,685,639	1,831,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.	FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	January 31, 2005	January 31, 2004 (as restated, see Note 11)
Cash flows from operating activities:
Net income (loss)	$(141,086)	$223,713
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,749,484	4,258,800
Net book value of rental units retired	1,474,730	1,501,804
Proceeds from sales of merchandise	(896,363)	(787,132)
Loss on sale of property and equipment	67,126	11,653
Deferred income taxes	(84,999)	134,802
Non-cash compensation expense	100,000	72,223
Changes in operating assets and liabilities other than cash:
Prepaid expenses	82,181	57,126
Taxes receivable	—	157,978
Other assets	(82,536)	(30,848)
Accounts payable	824,149	156,006
Other accrued liabilities	(354,679)	(219,242)

Net cash flows provided by operating activities	5,738,007	5,536,883

Cash flows from investing activities:
Purchase of rental units and equipment	(6,128,306)	(4,854,562)
Additions to property and equipment	(439,458)	(290,061)
Proceeds from sale of property and equipment	21,540	23,702
Proceeds from sales of merchandise	896,363	787,132

Net cash flows used in investing activities	(5,649,861)	(4,333,789)

Cash flows from financing activities:
Proceeds from notes payable	1,300,000	800,000
Repayment of notes payable	(1,409,298)	(1,508,502)
Stock options exercised	29,465	22,597

Net cash flows (used in) provided by financing activities	(79,833)	(685,905)

Cash and cash equivalents at beginning of period	692,476	305,869

Cash and cash equivalents at end of period	$700,789	$823,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.	FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the six months ended January 31, 2005:

							Total Stockholders’ Equity
	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount
Balance at July 31, 2004	1,787,617	$17,876	$16,332,551	(104,345)	$(563,083)	$(7,068,810)	$8,718,534
Stock options exercised	4,300	43	29,422				29,465
Net loss for the six months ended January 31, 2005						(141,086)	(141,086)

Balance at January 31, 2005	1,791,917	$17,919	$16,361,973	(104,345)	$(563,083)	$(7,209,896)	$8,606,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESTWAY, INC.	FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

Bestway, Inc. and its consolidated subsidiaries (the “Company”) is engaged in the rental and sale of home electronics, furniture, appliances and computers to the general public. At January 31, 2005, the Company operated 70 stores in seven states: Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The Company’s corporate office is located in Dallas, Texas.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Net income (loss)
As reported	$(8,557)	$159,208	$(141,086)	$223,713
Pro forma	$(53,115)	$124,618	$(230,479)	$159,078
Basic earnings (loss) per common share
As reported	$(.01)	$.09	$(.08)	$.13
Pro forma	$(.03)	$.07	$(.14)	$.09
Diluted earnings (loss) per common share
As reported	$(.01)	$.09	$(.08)	$.12
Pro forma	$(.03)	$.07	$(.14)	$.09

3.	EARNINGS PER COMMON SHARE

Basic earnings per common share is based on the weighted average common shares outstanding during the period. Diluted earnings per common share includes common stock equivalents, consisting of stock options, which are dilutive to net income per share. For the three and six months ended January 31, 2005 and 2004, 272,345 and 20,413 and 272,345 and 21,391 shares, respectively, of common stock options were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

4.	RENTAL MERCHANDISE

Rental merchandise rented to customers, or available for rent, is recorded at cost, net of accumulated depreciation. Merchandise rented to customers is depreciated on the income-forecast basis over the term of the rental agreement, generally ranging from 12 to 30 months. Under the income-forecast basis, merchandise held for rent is not depreciated.

Rental merchandise which is damaged and inoperable, deemed obsolete, or not returned by the customer after becoming delinquent on payments, is written-off as such impairment is incurred. For the three and six months ended January 31, 2005 and 2004, $374,959 and $358,551 and $664,731 and $723,041, respectively, of such impairments were incurred and are included in other operating expenses in the accompanying condensed consolidated statements of operations.

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

The Company has guarantees under certain operating leases, amounting to $649,213 as of January 31, 2005, for the residual values of vehicles at the end of the respective operating lease periods. Under these leases, if the fair market value of the leased asset at the end of the lease term is less than an agreed-upon value as set forth in the related operating lease agreement, the Company will be responsible to the lessor for the amount of such deficiency. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, the Company does not believe it is probable that it will be required to fund any amounts under the terms of these arrangements. Accordingly no accruals have been recognized for these guarantees.

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

BESTWAY, INC.	FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has restated its consolidated statements of cash flow for the six months ended January 31, 2004 to present the proceeds from sales of merchandise as an investing activity rather than an operating activity.

The impact of the restatement on cash flows for the six months ended January 31, 2004, was as follows:

	As Previously Reported	As Restated
Cash flows provided by operating activities	$6,324,015	$5,536,883
Cash flows used in investing activities	$5,120,921	$4,333,789

BESTWAY, INC.	FORM 10-Q

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

General

The Company currently operates 70 rental-purchase stores located in seven states. Our stores offer quality, name brand, durable products, such as home electronics, household appliances, computers and furniture, under flexible rental-purchase agreements that typically allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period (ranging from 12 to 30 months). Customers have the option to return the product at any time without further obligation, and also have the option to purchase the product at any time during the rental period.

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

The announcement of the proposed reverse/forward stock split transaction described above is not a solicitation of a proxy. The Company has filed its definitive proxy statement and other necessary filings with the SEC for the upcoming annual meeting of the stockholders to vote on the proposed transaction. The definitive proxy statement contains important information regarding the transaction, including, among other things, the recommendation of the Company’s Board of Directors and the Special Committee regarding the transaction. The Company is currently awaiting completion of the SEC review of its proxy statement and Schedule 13E-3 before proceeding with the reverse/forward stock split. All stockholders will receive a definitive proxy statement once the SEC has completed its review process. Stockholders of the Company are advised to read the definitive proxy statement they receive by mail, before making any decision regarding the transaction. Copies of the definitive proxy statement and any amendments thereto, are available by going to www.bestwayrto.com under Investor Relations, SEC Filings or from the Secretary of the Company upon written request by a stockholder.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con’t.)

Results of operations

The following table sets forth, for the periods indicated, certain items from the Company’s unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Revenues:
Rental and fee income	94.8%	95.2%	95.4%	95.8%
Sales of merchandise	5.2	4.8	4.6	4.2

Total revenues	100.0	100.0	100.0	100.0

Cost and operating expenses:
Depreciation and amortization:
Rental merchandise	21.8	19.5	21.7	19.4
Other	2.6	3.2	2.7	3.4
Cost of merchandise sold	3.4	3.5	3.1	3.2
Salaries and wages	29.3	29.0	29.8	29.1
Advertising	5.0	4.8	5.1	4.9
Occupancy	6.4	6.6	6.8	6.7
Other operating expenses	30.3	29.2	30.3	29.7
Interest expense	1.3	1.4	1.3	1.6
Loss (gain) on sale of property and equipment	—	0.1	0.4	0.1

Total cost and operating expenses	100.1	97.3	101.2	98.1

Income (loss) before income taxes	(0.1)	2.7	(1.2)	1.9

Income tax expense (benefit)	—	1.0	(0.5)	0.7

Net income (loss)	(0.1)%	1.7%	(0.7)%	1.2%

BESTWAY, INC.	FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con’t.)

Comparison of three months ended January 31, 2005 and 2004

Total revenue increased $430,260, or 4.5% to $9,994,453 for the quarter ended January 31, 2005 from $9,564,193 for the quarter ended January 31, 2004. The increase was primarily attributable to increased revenues in same stores, as well as the inclusion of one new store opening in the quarter ended January 31, 2005.

Revenue from same stores increased $383,792, or 4.1%. Same store revenues represent those revenues earned in stores that were opened by the Company for the entire three months ended January 31, 2005 and 2004. The increase in same store revenues was primarily due to the success of our efforts on increasing our customer base and increasing the number of agreements on rent through transitioning to a more aggressive pricing model offering customers the lowest total cost of ownership, implemented during the fourth quarter of 2004.

Depreciation of rental merchandise increased $311,673, or 16.7% to $2,174,321 for the three months ended January 31, 2005 from $1,862,648 for the three months ended January 31, 2004 and increased 2.3% as a percentage of total revenue to 21.8% from 19.5%, resulting primarily from increased depreciation expense in connection with transitioning to a more aggressive pricing model offering customers the lowest total cost of ownership implemented during the fourth quarter of 2004. Other depreciation and amortization decreased $49,853, or 16.2% to $258,687 for the three months ended January 31, 2005 from $308,540 for the three months ended January 31, 2004 and decreased .6% as a percentage of total revenue to 2.6% from 3.2%, relating to reduced vehicle depreciation and the full amortization of certain non-competes.

Cost of merchandise sold increased $9,260, or 2.8% to $343,257 for the three months ended January 31, 2005 from $333,997 for the three months ended January 31, 2004 and decreased .1% as a percentage of total revenue to 3.4% from 3.5%.

Salaries and wages increased $152,344, or 5.5% to $2,925,223 for the three months ended January 31, 2005 from $2,772,879 for the three months ended January 31, 2004 and increased .3% as a percentage of total revenue to 29.3% from 29.0%, relating to increased same store level labor costs due to additional store staffing and higher pay rates, as well as additional personnel for one new store opening in the quarter.

Advertising expense increased $42,328, or 9.3% to $497,043 for the three months ended January 31, 2005 from $454,715 for the three months ended January 31, 2004 and increased .2% as a percentage of total revenue to 5.0% from 4.8%, relating to an increase in the quantity of same store advertising flyers distributed, as well as advertising expense for one new store opening in the quarter.

Occupancy expense increased $10,331, or 1.6% to $643,014 for the three months ended January 31, 2005 from $632,683 for the three months ended January 31, 2004 and decreased .2% as a percentage of total revenue to 6.4% from 6.6%, relating to expansions or relocations of certain stores based on targeted market analysis, as well as occupancy expense for one new store opening in the quarter.

Other operating expenses increased $236,303, or 8.5% to $3,029,272 for the three months ended January 31, 2005 from $2,792,969 for the three months ended January 31, 2004 and increased 1.1% as a percentage of total revenue to 30.3% from 29.2%. The increase was primarily attributable to a

BESTWAY, INC.	FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con’t.)

number of factors, including other operating expenses relating to one new store opening in the quarter, increased group insurance costs, increased vehicle lease costs, as well as additional costs relating to the Company’s efforts to effect a “going private” transaction by reducing its registered shareholders to less than 300.

Interest expense decreased $5,991, or 4.4% to $130,405 for the three months ended January 31, 2005 from $136,396 for the three months ended January 31, 2004 and decreased .1% as a percentage of total revenue to 1.3% from 1.4%, relating to decreased indebtedness, offset with a higher effective interest rate.

Loss on sale of property and equipment decreased $7,302, or 51.3% to $6,923 for the three months ended January 31, 2005 compared to $14,225 for the three months ended January 31, 2004, relating to the relocation of one store last year.

Income before income taxes decreased $268,833, or 105.4% to a loss of $13,692 for the three months ended January 31, 2005 compared to income of $255,141 for the three months ended January 31, 2004 and decreased 2.8% as a percentage of total revenue to a loss of .1% compared to income of 2.7%, relating primarily to the Company transitioning to a more aggressive pricing model necessary to increase customer traffic, as well as operating losses of $39,022 from one new store opening in the quarter. Management remains diligent in controlling costs and operating expenses and believes that, combined with revenue increases, the Company will improve its profitability.

Comparison of the Six Months Ended January 31, 2005 and 2004

Total revenue increased $801,772, or 4.3% to $19,424,993 for the six months ended January 31, 2005 from $18,623,221 for the six months ended January 31, 2004. The increase was primarily attributable to increased revenues in same stores.

Revenue from same stores increased $697,243, or 3.8%. Same store revenues represent those revenues earned in stores that were opened by the Company for the entire six months ended January 31, 2005 and 2004. The increase in same store revenues was primarily due to the success of our efforts on increasing our customer base and increasing the number of agreements on rent through transitioning to a more aggressive pricing model offering customers the lowest total cost of ownership, implemented during the fourth quarter of 2004.

Depreciation of rental merchandise increased $596,992, or 16.5% to $4,218,811 for the six months ended January 31, 2005 from $3,621,819 for the six months ended January 31, 2004 and increased 2.3% as a percentage of total revenue to 21.7% from 19.4%, resulting primarily from increased depreciation expense in connection with transitioning to a more aggressive pricing model offering customers the lowest total cost of ownership implemented during the fourth quarter of 2004. Other depreciation and amortization decreased $106,308, or 16.7% to $530,673 for the six months ended January 31, 2005 from $636,981 for the six months ended January 31, 2004 and decreased .7% as a percentage of total revenue to 2.7% from 3.4%, relating to reduced vehicle depreciation and the full amortization of certain non-competes.

BESTWAY, INC.	FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con’t.)

Cost of merchandise sold increased $18,556, or 3.2% to $607,430 for the six months ended January 31, 2005 from $588,874 for the six months ended January 31, 2004 and decreased .1% as a percentage of total revenue to 3.1% from 3.2%.

Salaries and wages increased $367,379, or 6.8% to $5,781,583 for the six months ended January 31, 2005 from $5,414,204 for the six months ended January 31, 2004 and increased .7% as a percentage of total revenue to 29.8% from 29.1%, relating to increased same store level labor costs due to additional store staffing and higher pay rates, additional personnel for one new store opening in the year, as well as increased corporate level salaries.

Advertising expense increased $63,689, or 6.9% to $982,293 for the six months ended January 31, 2005 from $918,604 for the six months ended January 31, 2004 and increased .2% as a percentage of total revenue to 5.1% from 4.9%, relating to an increase in the quantity of same store advertising flyers distributed, as well as advertising expense for one new store opening in the year.

Occupancy expense increased $60,218, or 4.8% to $1,311,171 for the six months ended January 31, 2005 from $1,250,953 for the six months ended January 31, 2004 and increased .1% as a percentage of total revenue to 6.8% from 6.7%, relating to expansions or relocations of certain stores based on targeted market analysis.

Other operating expenses increased $361,977, or 6.5% to $5,894,385 for the six months ended January 31, 2005 from $5,532,408 for the six months ended January 31, 2004 and increased .6% as a percentage of total revenue to 30.3% from 29.7%. The increase was primarily attributable to a number of factors, including other operating expenses relating to one new store opening in the year, increased group insurance and workers compensation costs, increased vehicle lease costs, as well as additional costs relating to the Company’s efforts to effect a “going private” transaction by reducing its registered shareholders to less than 300.

Interest expense decreased $31,604, or 10.9% to $257,606 for the six months ended January 31, 2005 from $289,210 for the six months ended January 31, 2004 and decreased .3% as a percentage of total revenue to 1.3% from 1.6%, relating to decreased indebtedness, offset with a higher effective interest rate.

Loss on sale of property and equipment increased $55,473, or 476.0% to $67,126 for the six months ended January 31, 2005 compared to $11,653 for the six months ended January 31, 2004, relating to the expansions or relocations of certain stores based on targeted market analysis.

Income before income taxes decreased $584,600, or 163.1% to a loss of $226,085 for the six months ended January 31, 2005 compared to income of $358,515 for the six months ended January 31, 2004 and decreased 3.1% as a percentage of total revenue to a loss of 1.2% compared to income of 1.9%, relating primarily to the Company transitioning to a more aggressive pricing model necessary to increase customer traffic. Management remains diligent in controlling costs and operating expenses and believes that, combined with revenue increases, the Company will improve its profitability.

BESTWAY, INC.	FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con’t.)

Financial condition, liquidity and capital resources

For the six months ended January 31, 2005, the Company’s net cash flows from operating activities were $5,738,007 as compared to $5,536,883 for the six months ended January 31, 2004. The increase in cash provided by operations was primarily due to decreased outflow for working capital commitments.

For the six months ended January 31, 2005, the Company’s net cash flows used in investing activities were $5,649,861 as compared to $4,333,789 for the six months ended January 31, 2004. The Company’s investing activities reflects a $1,273,744 increase in the purchase of rental units. The increase in the amount of rental merchandise purchased during the six months is a result of strong consumer demand. Additions to property and equipment increased $149,397 primarily due to relocating five store locations in the year, as well as additions for one new store opening in the year.

For the six months ended January 31, 2005, the Company’s net cash flows used in financing activities were $79,833 as compared to $685,905 for the six months ended January 31, 2004. The decrease cash flows used in financing activities principally reflects increased borrowings of the Company’s debt.

On August 13, 2004, the Company amended and restated its Revolving Credit Loan Agreement with its lender. In the amendment, the lender extended the maturity date from May 31, 2006 to May 31, 2007 and modified certain covenants relating to Interest Coverage Ratio and Profitability, as well as increased the aggregate amount for Capital Expenditures and Acquisitions.

On August 13, 2004, the Company and the lender amended the subordinated note payable to a limited partnership, which is a stockholder of the Company, dated October 26, 2001. The amendment extended the maturity date from May 31, 2006 to May 31, 2007.

The Company’s capital requirements relate primarily to purchasing rental merchandise and working capital requirements for new and existing stores. The Company’s primary source of liquidity and capital are from operations and borrowings. For the six months ended January 31, 2005, the Company had generated sufficient cash flows from operations to meet its operating and investing needs. Management believes that operating cash flows combined with available line of credit of $6,100,000 under the Revolving Credit Loan Agreement provide adequate resources to meet the Company’s future cash obligations.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The evaluation included consideration of facts and circumstances surrounding corrections of presentations of the Company’s cash flow activities. These corrections resulted in the restatement of the Company’s consolidated financial statements as of July 31, 2004, 2003 and 2002 and for the interim period ended January 31, 2004 as described in Note 11 of the condensed consolidated financial statements included in Item 1 of this Form 10-Q. As a result of the restatements and the related material weakness discussed below, the principal executive officer and the principal financial officer concluded that, as of July 31, 2004, the Company’s disclosure controls and procedures were not effective at a reasonable level of assurance. Notwithstanding this material weakness discussed below, the Company’s management has concluded that the restated condensed consolidated financial statements included in this report present fairly, in all material respects the Company’s financial position and results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of July 31, 2004, the Company’s controls over assessment of cash flow activities were ineffective to ensure that cash flow activities were presented in accordance with generally accepted accounting principles. Specifically, the Company presented cash flows from sales of rental merchandise as an operating activity rather than an investing activity, which resulted in restatements of the Company’s consolidated financial statements for the years ended July 31, 2004, 2003 and 2002 and the interim period ended January 31, 2004. Additionally, if the control deficiency is not remediated, it could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness and effective internal control over financial reporting was not maintained as of July 31, 2004.

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

(b) Report on Form 8-k for the quarter ended January 31, 2005:

None

BESTWAY, INC.	FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 15, 2005

BESTWAY, INC.

/s/ Beth A. Durrett
Beth A. Durrett
Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of the Registrant)